Form 10-Q
period 1995-02-28
VALLEY RESOURCES INC /RI/
filed 1995-04-12
CIK 102710

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to

                          Commission File Number 1-7924

                             VALLEY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

             Rhode Island                                     05-0384723
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

            1595 Mendon Road                                    02864
        Cumberland, Rhode Island                              (Zip Code)
(Address of principal executive offices)

                                 (401) 334-1188
              (Registrant's telephone number, including area code)

                                 Not Applicable

                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X .                  NO    .

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                Outstanding at
          Class of Common Stock                February 28, 1995

              $1 Par Value                         4,217,599

                           VALLEY RESOURCES, INC.


                                 FORM 10-Q

                             FEBRUARY 28, 1995



                                                                 Page of
                                                                Form 10-Q


PART  I: FINANCIAL INFORMATION

Item  1. Financial Statements

         Consolidated Condensed Statements of Operations--for
         the three- and six-months ended February 28, 1995
         and 1994..................................................... 3

         Consolidated Condensed Balance Sheets-February 28,
         1995 and August 31, 1994................................. 4 & 5

         Consolidated Condensed Statements of Cash Flows--for
         the six months ended February 28, 1995 and 1994.............. 6

         Notes to Consolidated Condensed Financial Statements......... 7

Item  2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................... 8


PART II: OTHER INFORMATION

Item  6. ............................................................. 9

VALLEY RESOURCES, INC. AND SUBISIDIARIES

Consolidated Condensed Statements of Operations (Unaudited)

                                       3 Months Ended       6 Months Ended
                                    Feb. 28,    Feb. 28,  Feb. 28,   Feb. 28,
                                      1995        1994      1995       1994
                              (in thousands except share and per share numbers)
Operating Revenues:
  Utility Gas Revenues             $   21,838 $   26,893 $   31,818 $   37,918
  Nonutility Revenues                   5,127      4,692      9,921      9,423
             Total                     26,965     31,585     41,739     47,341
Operating Expenses:
  Cost of Gas Sold                     12,384     16,347     18,167     22,796
  Operations                            7,847      7,149     15,353     14,551
  Maintenance                             429        383        813        758
  Depreciation and Amortization           671        631      1,352      1,263
  Taxes-Other Than Income               1,276      1,411      2,152      2,403
      -Federal Income                   1,198      1,608        730      1,271
             Total                     23,805     27,529     38,567     43,042
Operating Income                        3,160      4,056      3,172      4,299
Other Income-Net of Tax                    35         39         39         98
Total Income                            3,195      4,095      3,211      4,397
Interest Charges:
  Long-Term Debt                          490        501        999      1,013
  Other                                   323        186        565        352
             Total                        813        687      1,564      1,365
Net Income                         $    2,382 $    3,408 $    1,647 $    3,032

Average Number of Common Shares
  Outstanding                       4,216,727  4,202,842  4,216,667  4,205,195

Earnings Per Average Common Share
  Outstanding                           $0.56      $0.81      $0.39      $0.72

Dividends Declared on Common Stock     $0.175      $0.17      $0.35      $0.34

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
                                                         (Unaudited)
                                                          Feb. 28,   Aug. 31,
                                                            1995       1994
                                                            (in thousands)
ASSETS
Utility Plant - Net                                       $44,972     $44,207
Leased Property-Net                                         2,182       2,436
Nonutility Property-Net                                     3,617       3,519
Other Investments                                           1,479       1,466
Current Assets:
  Cash                                                      1,970         587
  Accounts Receivable - Net                                16,729      10,348
  Deferred Unbilled Gas Costs                               1,467         430
  Fuel and Other Inventories (Note 3)                       4,783       5,887
  Prepayments                                                 388       1,087
  Common Stock held for Dividend Reinvestment-amounting
   to 4,856 and 1,496 shares respectively (Note 4)             55          19
         Total                                             25,392      18,358
Deferred Debits:
  Recoverable Postretirement Benefits                         548         441
  Recoverable Vacations Accrued                               774         803
  Unamortized Debt Discount and Expense                     1,610       1,639
  Prepaid Pensions                                          5,259       4,973
  Recoverable Deferred FIT                                  5,608       5,744
  Recoverable Transition Obligation                         1,325       3,172
  Other                                                     4,229       4,311
                                                           19,353      21,083
         Total                                            $96,995     $91,069

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Continued)
                                                         (Unaudited)
                                                          Feb. 28,   Aug. 31,
                                                            1995       1994
                                                            (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
  Common Stock                                            $ 4,222     $ 4,213
  Paid In Capital                                          17,757      17,695
  Retained Earnings                                         7,443       7,270
  Less: Accounts Receivable from ESOP                      (3,142)     (3,142)
         Total Common Stock Equity                         26,280      26,036
Long-Term Debt (Less Current Maturities):
  8% First Mortgage Bonds, Series Due 2022                 21,225      22,405
  9% Notes Payable, Due 1999                                2,725       2,725
  Note Payable                                              1,905       1,905
         Total Long-Term Debt                              25,855      27,035
               Total Capitalization                        52,135      53,071
Obligation Under Capital Lease                              1,473       1,747
Current Liabilities:
  Current Maturities of Long-Term Debt                        450         450
  Obligation Under Capital Lease                              709         690
  Notes Payable                                            12,100       8,900
  Accounts Payable                                          4,761       4,596
  Security Deposits & Refund Obligations                    3,039       1,131
  Taxes Accrued                                             1,035         640
  Deferred Fuel Costs                                       3,090         522
  Deferred Federal Income Taxes                               328         -0-
  Accrued Interest                                            539         631
  Other                                                       993         970
         Total                                             27,044      18,530
Commitments and Contingencies
Deferred Credits                                            6,627       8,204
Deferred Federal Income Taxes                               9,716       9,517
                                                          $96,995     $91,069

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
                                                            For the 6 Months
                                                                  Ended
                                                            Feb. 28,  Feb. 28,
                                                              1995      1994
                                                              (in thousands)
Cash Flows from Operating Activities:
  Net Income                                                 $1,647    $3,032
  Adjustments to Reconcile Net Income to Net Cash used in
  Operating Activities:
    Depreciation and Amortization                             1,352     1,263
    Provision for Uncollectibles                                601       474
    Deferred Federal Income Taxes                               663       836
  Change in Assets and Liabilities:
    Accounts Receivable                                      (6,981)   (8,979)
    Deferred Fuel Costs                                       2,568     2,054
    Unbilled Gas Costs                                       (1,037)   (1,756)
    Fuel and Other Inventories                                1,104     1,629
    Other Current Assets                                        376       154
    Accounts Payable, Accrued
      Expenses and Current Liabilities                        2,468     2,463
    Other - Net                                                 233        54
    Net Cash provided by Operating Activities                 2,994     1,224
Cash Flows from Investing Activities:
  Utility Capital Expenditures                               (1,840)   (2,245)
  Nonutility Capital Expenditures                              (375)     (324)
  Other Investments                                             (13)      (18)
    Net Cash (Used) by Investing Activities                  (2,228)   (2,587)
Cash Flows from Financing Activities:
    Dividends Paid                                           (1,474)   (1,429)
    Capital Stock Transactions                                   71       (27)
    Retirement of Long-Term Debt                             (1,180)      -0-
    Increase in Notes Payable                                 3,200     3,300
      Net Cash Provided by Financing Activities                 617     1,844

Net Increase in Cash                                          1,383       481
Cash - Beginning                                                587       940
Cash - Ending                                               $ 1,970   $ 1,421

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Period for:

    Interest                                                $ 1,656   $ 1,395

    Federal Income Taxes                                    $   130   $    57



  Capital Lease Obligations Incurred                        $   111   $   496

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1

     The Corporation computes earnings per average common share based on the weighted average number of shares outstanding during the period.

Note 2

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of February 28, 1995 and August 31, 1994 the results of operations for the three- and six-months ended February 28, 1995 and 1994, and Statement of Cash Flows for the six-months ended
February 28, 1995 and 1994.

     The results of operations for the three- and six-month periods ended February 28, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3

Inventories - Fuel and Other Inventories:
              (in Thousands)
                                                     February 28     August 31
                                                        1995            1994
     Fuels (at average cost)                           $2,394          $3,813
     Merchandise and Other (at average cost)            1,024           1,075
     Merchandise (at LIFO)                              1,365             999
                                                       $4,783          $5,887

Note 4

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

                                  PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Utility gas revenues totaled $21,838,500 and $31,818,200, respectively, for the three- and six-months ended February 28, 1995. Utility gas revenues decreased 19 percent for the three-month period and 16 percent for the six-month period when compared to the same periods in fiscal 1994. Utility gas revenues are generated from sales to firm, seasonal and transportation customers, as well as, miscellaneous gas revenues.

     Revenues generated from firm customers were $20,737,400 and $29,411,400 for the three- and six-months ended February 28, 1995. Firm revenues decreased 22 percent and 19 percent, respectively, when compared to the same period in fiscal 1994. Firm revenues decreased as a result of the weather impact on gas sales and decreased PGPA revenues. Weather, as measured by degree days, was 16 percent warmer than the prior six-month period and 15 percent warmer than the quarter ended February 28, 1994. Firm gas sales were 3,068,200 Mcf and 4,195,700 Mcf for the three- and six-months ended February 28, 1995, a decrease of 12 percent and 11 percent from the prior three- and six-month periods, respectively. PGPA revenues declined due to the reductions in gas sales and decreases in the cost of natural gas.

     Seasonal and dual-fuel Mcf sales increased 90 percent and 64 percent for the three- and six-month periods when compared to the prior year. Seasonal sales increase and decrease depending on availability of gas and the price of competitive fuels. Valley Gas' margin on seasonal sales are passed through to firm customers through the purchased gas price adjustment clause.

     Valley Gas transports natural gas owned by customers on their behalf. The revenues generated from the transportation of natural gas for others increased $7,200 for the three-month period but were $3,000 less for the six-month period when compared with the results from the prior year.

     Nonutility revenues totaled $5,126,500 and $9,920,900, respectively, for the three- and six-months ended February 28, 1995. Nonutility revenues increased 9 percent for the three-month period and 5 percent for the six-month period when compared to the prior year. The increase in nonutility revenues was the result of improvements in the merchandising and wholesaling operations offset by decreased propane operations. The improvement in merchandise and wholesale operations was the result of sales volume increases and improvements in service contract and rental revenues as a result of increased sales and price increases. Propane revenues decreased 18 percent and 12 percent for the three- and six-month periods, respectively, when compared to the prior year. The decline in propane revenues is the direct result of decreased gallons sold due to the warmer weather. Gallons sold decreased 20 percent and 15 percent for the three- and six-month periods, respectively, when compared to the prior year.

      Operating expenses for the three- and six-month periods were affected primarily by the cost of gas sold and operation expenses. The cost of gas sold decreased 24 percent and 20 percent, respectively, for the three- and six-month periods when compared with the results of the prior year. The cost of gas sold decreased due to decreased commodity prices and decreased usage of peak supplemental fuels. Other operation expenses increased 10 percent and 6 percent, respectively, for the three- and six-month periods when compared to the prior year. Other operation expenses increased as a result of increased uncollectible expenses and cost of sales associated with the increased nonutility sales.

     Interest expense totaled $813,000 and $1,563,600 for three- and six-months ended February 28, 1995, an increase of 18 percent and 15 percent, respectively, when compared to the same periods in fiscal 1994. The increase in interest expense was the result of increased short-term borrowings, PGPA interest, interest on consulting contracts, and increases in interest rates.

Liquidity and Capital Resources

     The liquidity position of the Corporation improved during the second fiscal quarter due to increased revenues from colder weather during the winter period, and the reversal of the lag in receivable experienced in the first quarter. Management believes the available financings are sufficient to meet cash requirements. The available borrowings under lines of credit at February 28, 1995 were $11,400,000.

     Construction expenditures declined during the second fiscal quarter due to the constraints caused by the weather, thereby adding favorably to liquidity.

     The liquidity position of the Corporation should improve during the third quarter as a result of a $1.9 million refund from one of Valley's natural gas suppliers. This refund will be disbursed as credits against Valley's customer bills. Cash expended on the construction program will increase, however, this should be offset by cash flows from the reversal of the receivable lag from the winter period.


                                     PART II

Item 6 - Exhibits and Reports on Form 8-K

     (a)  None.

     (b)  The Company did not file a Form 8-K.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALLEY RESOURCES, INC. AND SUBSIDIARIES




                                      K. W. Hogan
                                      Senior Vice President,
                                      Chief Financial Officer and Secretary




April 12, 1995