Form 10-K/A
period 1994-08-31
VALLEY RESOURCES INC /RI/
filed 1995-04-20
CIK 102710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 F O R M  10K/A


                          AMENDMENT TO ANNUAL REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7924

                            VALLEY RESOURCES, INC.
               (Exact name of registrant as specified in charter)

                            AMENDMENT TO        1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal
year ended August 31, 1994     on Form    10-K     as set forth in the pages
attached hereto.


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   3.  Exhibits

          28.  Additional Exhibits

               Annual Report on Form 11-K of Valley Gas Company Employees Savings Plan for the plan year ended December 31, 1994.

               Annual Report on Form 11-K of Valley Gas Company Union Employees Savings Plan for the plan year ended December 31, 1994.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VALLEY RESOURCES, INC.


     Date    April 20, 1995             By
                                                    K. W. Hogan
                                           Senior Vice President, Chief
                                           Financial Officer and Secretary

                                   FORM 11-K

            FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
              AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

( ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended

                                      OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from   January 1, 1994   to   December 31, 1994
Commission file number 1-7924



                              VALLEY GAS COMPANY
                            EMPLOYEES SAVINGS PLAN

                             (Full Title of Plan)


                            VALLEY RESOURCES, INC.

         (Name of Issuer of the Securities held Pursuant to the Plan)


                               1595 Mendon Road
                        Cumberland, Rhode Island  02864

                   (Address of Principal Executive Officer)

Financial Statements and Exhibits

a)  Financial Statements:                                          Page Number

      Report of Independent Certified Public
        Accountants                                                    F-1

      Statements of Financial Condition as of
        December 31, 1994 and 1993                                  F-2 - F-3

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1994, 1993 and 1992                            F-4 - F-6

      Notes to Financial Statements                                 F-7 - F-13

      Schedules:

      I - Investments - Other, See Note F of Notes to Financial Statements

      Schedules II and III have been omitted
        because the required information is shown in the financial statements

    b)  Exhibits:


        23d)  Consent of Independent Certified Public Accountants

                Report of Independent Certified Public Accounts


Administrator of the Valley Gas Company
  Employees Savings Plan



          We have audited the accompanying statements of financial condition of Valley Gas Company Employees Savings Plan as of December 31, 1994 and 1993, and the related statements of income and changes in plan equity for each of three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Valley Gas Company Employees Savings Plan as of December 31, 1994 and 1993, and the income and changes in plan equity for each of three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                         GRANT THORNTON LLP


Boston, Massachusetts
March 10, 1995

                                  Valley Gas Company Employees Savings Plan

                                      STATEMENTS OF FINANCIAL CONDITION

                                              December 31, 1994

                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                   MARKET         BOND         INCOME            STOCK
                                    FUND          FUND          FUND              FUND            TOTAL
ASSETS
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 172,048
  Shares (Cost $2,076,644.98)                                               $2,043,070.00     $2,043,070.00

Other (Note F)                  $      0.00   $320,768.35    $617,947.44             0.00        938,715.79

     Total Investments                 0.00    320,768.35     617,947.44     2,043,070.00      2,981,785.79


Cash                                   0.00          0.00           0.00             0.00              0.00
Money Market                     237,104.50      1,881.59       3,600.80        90,213.79        332,800.68
Interest Receivable                  990.30          0.00           0.00           404.47          1,394.77
Dividends Receivable                   0.00      1,486.79          29.48        30,108.40         31,624.67
Contributions Receivable             888.50      1,167.50       2,828.30         9,106.70         13,991.00

     Total Assets               $238,983.30   $325,304.23    $624,406.02    $2,172,903.36     $3,361,596.91


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and G)                        $238,983.30   $325,304.23    $624,406.02    $2,172,903.36     $3,361,596.91

     Total Liabilities
     and Equity                 $238,983.30   $325,304.23    $624,406.02    $2,172,903.36     $3,361,596.91













The accompanying Notes are an integral part of these statements.

                                  Valley Gas Company Employees Savings Plan

                                      STATEMENTS OF FINANCIAL CONDITION

                                              December 31, 1993

                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                   MARKET         BOND         INCOME            STOCK
                                    FUND          FUND          FUND              FUND            TOTAL
ASSETS
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 149,812
  Shares (Cost $1,797,882.76)                                               $2,153,547.50     $2,153,547.50

Other (Note F)                  $      0.00   $296,901.66    $517,689.56             0.00        814,591.22

     Total Investments                 0.00    296,901.66     517,689.56     2,153,547.50      2,968,138.72


Cash                                   0.00          0.00           0.00             0.00              0.00
Money Market                     240,841.14      2,654.84       4,493.48        11,503.07        259,492.53
Interest Receivable                  584.08          0.00           0.00             0.00            584.08
Dividends Receivable                   0.00      1,118.15          16.57        25,468.04         26,602.76
Contributions Receivable             899.50      1,379.60       2,886.60         8,243.30         13,409.00

     Total Assets               $242,324.72   $302,054.25    $525,086.21    $2,198,761.91     $3,268,227.09


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and G)                        $242,324.72   $302,054.25    $525,086.21    $2,198,761.91     $3,268,227.09

     Total Liabilities
     and Equity                 $242,324.72   $302,054.25    $525,086.21    $2,198,761.91     $3,268,227.09













The accompanying Notes are an integral part of these statements.

                                  Valley Gas Company Employees Savings Plan

                               STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                    For The Year Ended December 31, 1994
                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                   MARKET         BOND         INCOME            STOCK
                                    FUND          FUND          FUND              FUND            TOTAL
Investment Income:
     Dividends                  $      0.00   $ 14,175.21    $ 24,890.64    $  115,223.33     $  154,289.18
     Interest                      8,738.42        116.64         321.60         1,907.22         11,083.88

      Total Investment Income      8,738.42     14,291.85      25,212.24       117,130.55        165,373.06

Net Realized Gain/(Loss) on
     Disposition of
     Investments (Note H)              0.00          0.00         532.45             0.00            532.45

Unrealized Appreciation
     (Depreciation) of
     Investments (Notes A
     and G)                            0.00    (15,087.88)    (19,898.30)     (389,239.72)      (424,225.90)

Contributions (Note B)
     Participants                 22,745.00     28,884.40      79,936.70       148,534.90        280,101.00
     Valley Gas Company                0.00          0.00           0.00        87,676.00         87,676.00

      Total Contributions         22,745.00     28,884.40      79,936.70       236,210.90        367,777.00

Miscellaneous                          0.00      1,675.47       4,436.27        (6,430.98)          (319.24)

      Total Net Additions         31,483.42     29,763.84      90,219.36       (42,329.25)       109,137.37

Withdrawals                         (781.41)         0.00           0.00       (15,524.54)       (16,305.95)

      Total Deductions              (781.41)         0.00           0.00       (15,524.54)       (16,305.95)

       Net Increase (Decrease)    30,702.01     29,763.84      90,219.36       (57,853.79)        92,831.42

Plan Equity:
     Beginning of Year           242,324.72    302,054.25     525,086.21     2,198,761.91      3,268,227.09
     Inter-Plan/Inter-Fund
       Transfers                 (34,043.43)    (6,513.86)      9,100.45        31,995.24            538.40

     End of Year                $238,983.30   $325,304.23    $624,406.02    $2,172,903.36     $3,361,596.91







The accompanying Notes are an integral part of these statements.

                                  Valley Gas Company Employees Savings Plan

                               STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                    For The Year Ended December 31, 1993
                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                   MARKET         BOND         INCOME            STOCK
                                    FUND          FUND          FUND              FUND            TOTAL
Investment Income:
     Dividends                  $      0.00   $ 14,901.14    $ 20,896.71    $   97,340.13     $  133,137.98
     Interest                      7,021.18        116.34         179.02           675.04          7,991.58

      Total Investment Income      7,021.18     15,017.48      21,075.73        98,015.17        141,129.56

Net Realized Gain/(Loss) on
     Disposition of
     Investments (Note H)              0.00         56.07           0.00           369.79            425.86

Unrealized Appreciation
     (Depreciation) of
     Investments (Notes A
     and G)                            0.00      2,535.65      14,312.49      (160,237.28)      (143,389.14)

Contributions (Note B)
     Participants                 19,820.00     32,313.90      71,550.40       130,963.70        254,648.00
     Valley Gas Company                0.00          0.00           0.00        83,249.00         83,249.00

      Total Contributions         19,820.00     32,313.90      71,550.40       214,212.70        337,897.00

Miscellaneous                        (10.00)     1,488.59       2,765.69        10,264.46         14,508.74

      Total Net Additions         26,831.18     51,411.69     109,704.31       162,624.84        350,572.02

Withdrawals                       (5,726.47)         0.00           0.0        (25,720.53)       (31,447.00)

      Total Deductions            (5,726.47)         0.00           0.0        (25,720.53)       (31,447.00)

       Net Increase               21,104.71     51,411.69     109,704.31       136,904.31        319,125.02

Plan Equity:
     Beginning of Year           223,008.18    242,555.84     410,332.77     2,073,928.92      2,949,825.71
     Inter-Plan/Inter-Fund
       Transfers                  (1,788.17)     8,086.72       5,049.13       (12,071.32)          (723.64)

     End of Year                $242,324.72   $302,054.25    $525,086.21    $2,198,761.91     $3,268,227.09







The accompanying Notes are an integral part of these statements.

                                  Valley Gas Company Employees Savings Plan

                               STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                    For The Year Ended December 31, 1992

                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                   MARKET         BOND         INCOME            STOCK
                                    FUND          FUND          FUND              FUND            TOTAL
Investment Income:
   Dividends                    $      0.00   $  9,594.08    $  8,879.24    $   79,662.72     $   98,136.04
   Interest                        7,448.38        146.56         368.84         1,244.99          9,208.77

    Total Investment Income        7,448.38      9,740.64       9,248.08        80,907.71        107,344.81

Net Realized Gain/(Loss) on
   Disposition of
   Investments (Note H)                0.00     59,982.36       4,663.48        (3,481.50)        61,164.34

Unrealized Appreciation
   (Depreciation) of
   Investments (Notes A
   and G)                              0.00    (57,581.16)     11,185.37       555,223.28        508,827.49

Contributions (Note B)
   Participants                   28,502.00     26,183.50      40,687.50       125,776.00        221,149.00
   Valley Gas Company                  0.00          0.00           0.00        75,790.19         75,790.19

    Total Contributions           28,502.00     26,183.50      40,687.50       201,566.19        296,939.19

Miscellaneous                          0.00        885.71         933.07        (7,398.84)        (5,580.06)

    Total Net Additions           35,950.38     39,211.05      66,717.50       826,816.84        968,695.77

Withdrawals                            0.00         (0.42)          0.00        (7,818.46)        (7,818.88)

    Total Deductions                   0.00         (0.42)          0.00        (7,818.46)        (7,818.88)

     Net Increase                 35,950.38     39,210.63      66,717.50       818,998.38        960,876.89

Plan Equity:
   Beginning of Year             186,477.93    243,099.26     295,163.11     1,252,070.72      1,976,811.02
   Inter-Plan/Inter-Fund
     Transfers                       579.87    (39,754.05)     48,452.16         2,859.82         12,137.80

   End of Year                  $223,008.18   $242,555.84    $410,332.77    $2,073,928.92     $2,949,825.71






The accompanying Notes are an integral part of these statements.

                   Valley Gas Company Employees Savings Plan

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1994, 1993 and 1992


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The financial statements of Valley Gas Company Employees Savings Plan (the "Plan"), have been prepared in accordance with generally accepted accounting principles as applied to Employee Benefit Plans.

Valuation of Investments

          Investments are held by a bank-administered trust fund and are stated at their approximate market value. The change in the difference between market value and the cost of investments is reflected in the statement of income and changes in plan equity as unrealized appreciation (depreciation) of assets.


NOTE B - SUMMARY OF PLAN PROVISIONS


Effective Date:          January 1, 1985.

Plan Year:               January 1 through December 31.

Valuation Date:          The Trustee will value the Fund on the last day of
                         each quarter of each Plan year.

Plan Administrator:      Valley Gas Company is the Plan's Administrator and
                         will determine the benefits payable.

Coverage:                All employees of Valley Gas Company who satisfy the
                         eligibility requirements.

Eligibility:             Nonunion employees are eligible for membership on
                         either January 1 or July 1 of each Plan year following the date on which they have attained the age of 21 and completion of one year of service.

Normal Retirement        The retirement benefit of a member on their normal
Benefit:                 retirement date is equal to 100% of their account as
                         of the valuation date immediately following or coinciding with his normal retirement.

                    Valley Gas Company Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE B - SUMMARY OF PLAN PROVISIONS - Continued

Normal Form of Payment:  The Plan offers members two methods of payment:
                         (1) equal or substantially equal quarterly or annual installments calculated to extend over any period which does not exceed the life expectancy of the member or joint life expectancy of the member and their spouse or other designated beneficiary, or (2) a lump sum payment.

Pre-Retirement Death:    In the event of a death of a member, their designated
                         beneficiary will be entitled to receive 100% of the amount of their accounts as of the valuation date.

Disability Benefit:      A member who becomes disabled to the extent that they
                         no longer remain in the employ of the Company is entitled to receive 100% of their account as of the valuation date.

Hardship Withdrawals:    Withdrawals of tax-deductible contributions are
                         permitted.

Member Loans:            Member loans are not permitted.

Contributions:           For each Plan year the employer will make a
                         contribution to the Plan from its net profits on behalf of each member with a Compensation Deferral
                         Agreement in effect for all or any portion of the Plan year in an amount equal to 50% of the Compensation Deferral Contribution made to the Plan during such year pursuant to such Member's
                         Compensation Deferral Agreement.

                         The maximum compensation deferral contributions in any plan year with respect to which the employer will make any matching contributions will be an amount equal to 4% of the member's compensation during such plan year.

                         A member may in any plan year make voluntary after tax contributions to the Plan which will be added to his account in the Fund and invested by the Trustee. However, the aggregate voluntary contributions made by a member may not exceed 10% of the total remuneration paid to him by the Employer for the plan year.

                    Valley Gas Company Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE B - SUMMARY OF PLAN PROVISIONS - Continued

Compensation Deferral
Contributions:           The minimum and maximum reductions in compensation
                         that may be specified by a member for any payroll period will be 1% and 20%, respectively, of their compensation for such payroll period.

Forfeitures:             Forfeitures of discretionary employer contributions
                         will be used to reduce matching employee contributions thereafter required to be made by the employer.

Vesting: A member will become vested in a percentage of his account attributable to employer contributions in the following percentages:


                         Years of Service         Percentage
                         Less than 1 year             -0-%
                                1                      10
                                2                      20
                                3                      30
                                4                      40
                                5                      60
                                6                      80
                                7                     100

Normal Retirement Date:  The normal retirement age or date will be a member's
                         65th birthday.


NOTE C - INVESTMENTS

Investments

Investments are comprised of the following funding options available to participants of the Plan:

I.    The Money Market Fund

      An FDIC insured money market fund offered by Fleet National Bank. Rates are set weekly based upon the average rate of ten of the largest money market funds in the United States. The objective is to offer an investment that will reflect the general level of interest

                    Valley Gas Company Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE C - INVESTMENTS - Continued

      rates on short-term investments with little or no risk of loss of principal.

II.   The Galaxy Short-Term Bond Fund

      The Galaxy Short-Term Bond Fund's objective is to earn high current income while preserving capital. Most of the Fund's assets are in U.S. Government or corporate debt obligations rated in the top three categories of Standard & Poor or Moody's Investors Service, or unrated securities deemed to be of comparable quality. Average maturity of the Fund's investments typically range from one to three years.

III.  The Galaxy Equity Income Fund

      The Galaxy Equity Income Fund's objective is to seek current income and capital appreciation. The Fund primarily invests in common stock and convertible securities. The Fund will seek to achieve a fund yield that will generally exceed the yield of the Standard & Poor 500 by at least 30 percent.

IV.   The Valley Resources Stock Fund

      A fund that invests exclusively in the common stock of Valley Resources, Inc. - parent of Valley Gas Company.

During the 1992 plan year, the trustee sold all of the units in the medium-term fixed income fund. The income received was then invested in the Galaxy Short Term Bond Fund.

A member may direct the Trustee with respect to the investment of his account in each fund. The plan administrator has investment discretion attributable to employer contributions. Employer contributions are invested in the Valley Resources stock fund. Dividends, interest and contributions that have yet to be invested in that particular fund's assets are temporarily invested in money market accounts.

      The number of participants in each fund was as follows:

                                                         December 31,
                                                     1994            1993
      Money Market Fund                               42              43
      Galaxy Short-Term Bond Fund                     43              40
      Galaxy Equity Income Fund                       56              52
      Valley Resources, Inc. Common Stock Fund       109             100

                    Valley Gas Company Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE C - INVESTMENTS - Continued

The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

NOTE D - STATUS OF PLAN

The Plan received a favorable determination letter from the Internal Revenue Service dated August 3, 1987, granting a qualified tax status.

NOTE E - TERMINATION OF PLAN

The employer may terminate the Plan at any time. The Plan has no definite termination date. In the event of termination of the Plan by the Employer all amounts credited to participants accounts will vest.

NOTE F - INVESTMENTS - OTHER

                                               DECEMBER 31, 1994
                                                                APPROXIMATE
                                                                     MARKET
                                     UNITS           COST            VALUE

The Galaxy Short-Term
  Bond Fund                         33,137        $332,872.40      $320,768.35

The Galaxy Equity
  Income Fund                       50,776        $575,689.15      $617,947.44

                                               DECEMBER 31, 1993
                                                                APPROXIMATE
                                                                     MARKET
                                     UNITS           COST            VALUE

The Galaxy Short-Term
  Bond Fund                         29,194        $293,917.83      $296,901.66

The Galaxy Equity
  Income Fund                       41,152        $455,532.97      $517,689.56

                    Valley Gas Company Employees Savings Plan

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1994, 1993 and 1992


NOTE F - INVESTMENTS - OTHER - Continued
                                               DECEMBER 31, 1992
                                                                APPROXIMATE
                                                                     MARKET
                                     UNITS           COST            VALUE

The Galaxy Short-Term
  Bond Fund                         23,691        $237,646.77      $238,094.95

The Galaxy Equity
  Income Fund                       33,347        $357,652.83      $405,496.93

NOTE G - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS
                               GALAXY       GALAXY
                             SHORT-TERM     EQUITY    VALLEY RESOURCES
                                BOND        INCOME         STOCK
                                FUND         FUND          FUND            TOTAL

Balance at Dec. 31, 1991    $ 58,029.34   $ 36,658.73  $  (39,321.25)  $   55,366.82
Change for the year 1992     (57,581.16)    11,185.37     555,223.28      508,827.49

Balance at Dec. 31, 1992         448.18     47,844.10     515,902.03      564,194.31
Change for the year 1993       2,535.65     14,312.49    (160,237.28)    (143,389.14)

Balance at Dec. 31, 1993       2,983.83     62,156.59     355,664.75      420,805.17
Change for the year 1994     (15,087.88)   (19,898.30)   (389,239.72)    (424,225.90)

Balance at Dec. 31, 1994    $(12,104.05)  $ 42,258.29   $ (33,574.97)  $   (3,420.73)

NOTE H - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS

                                      YEAR ENDED DECEMBER 31, 1994
                              GALAXY      GALAXY
                            SHORT-TERM    EQUITY   VALLEY RESOURCES
                               BOND       INCOME        STOCK
                               FUND        FUND         FUND         TOTAL

Amount Realized             $     0.00  $ 5,032.00  $      0.00  $  5,032.00
Cost - Average                    0.00    4,499.55         0.00     4,499.55

Net Realized Gain           $     0.00  $   532.45  $      0.00  $    532.45

                   Valley Gas Company Employees Savings Plan

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1994, 1993 and 1992


NOTE H - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS

                                      YEAR ENDED DECEMBER 31, 1993
                              GALAXY      GALAXY
                            SHORT-TERM    EQUITY   VALLEY RESOURCES
                               BOND       INCOME        STOCK
                               FUND        FUND         FUND         TOTAL

Amount Realized             $ 2,068.00  $     0.00  $  3,881.87  $  5,949.87
Cost - Average                2,011.93        0.00     3,512.08     5,524.01

Net Realized Gain           $    56.07  $     0.00  $    369.79  $    425.86


                                      YEAR ENDED DECEMBER 31, 1992
                                         GALAXY
                           GALAXY        EQUITY   VALLEY RESOURCES
                         SHORT-TERM      INCOME        STOCK
                             BOND         FUND         FUND          TOTAL

Amount Realized         $344,551.64    $43,506.00    $40,008.31   $428,065.95
Cost - Average           284,569.28     38,842.52     43,489.81    366,901.61

Net Realized Gain
  (Loss)                $ 59,982.36    $ 4,663.48    $(3,481.50)  $ 61,164.34

                                                                   Exhibit 23d












              Consent of Independent Certified Public Accountants

          We have issued our report dated March 10, 1995, accompanying the financial statements of Valley Gas Company Employees Savings Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1994.  We hereby consent to the incorporation by reference of said report in the Valley

Gas Company Employees Savings Plan Registration Statement on Form S-8/S-3

(File No. 33-33574).





                                            GRANT THORNTON LLP





Boston, Massachusetts
April 14, 1995

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALLEY GAS COMPANY EMPLOYEES SAVINGS PLAN



                                       K. W. Hogan
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary




April 20, 1995

                                  FORM 11-K

           FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
             AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



(Mark One)

( ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended

                                     OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from   January 1, 1994   to  December 31, 1994
Commission file number  1-7924






                          VALLEY GAS COMPANY UNION
                           EMPLOYEES SAVINGS PLAN

                            (Full Title of Plan)



                           VALLEY RESOURCES, INC.

        (Name of Issuer of the Securities held Pursuant to the Plan)


                              1595 Mendon Road
                       Cumberland, Rhode Island  02864

                   (Address of Principal Executive Office)

Item 9  Financial Statements and Exhibits

        a)  Financial Statements:                                  Page Number

            Report of Independent Certified Public
              Accountants                                              F-1

            Statements of Financial Condition as of
              December 31, 1994 and 1993                            F-2 - F-3

            Statements of Income and Changes in
              Plan Equity for the years ended
              December 31, 1994, 1993 and 1992                      F-4 - F-6

            Notes to Financial Statements                           F-7 - F-13

            Schedules:

            I - Investments - Other, See Note F of Notes
              to Financial Statements

            Schedules II and III have been omitted
              because the required information is shown in the financial statements


        b)  Exhibits:

            23d)  Consent of Independent Certified Public Accountants

              Report of Independent Certified Public Accountants


Administrator of the Valley Gas Company
  Union Employees Savings Plan

        We have audited the accompanying statements of financial condition of Valley Gas Company Union Employees Savings Plan as of December 31, 1994 and 1993, and the related statements of income and changes in plan equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1994 and 1993, and the income and changes in plan equity for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                  GRANT THORNTON LLP


Boston, Massachusetts
March 10, 1995

                             Valley Gas Company Union Employees Savings Plan

                                    STATEMENTS OF FINANCIAL CONDITION

                                            December 31, 1994

                                              GALAXY         GALAXY
                                MONEY       SHORT-TERM       EQUITY      VALLEY RESOURCES
                                MARKET         BOND          INCOME            STOCK
                                 FUND          FUND           FUND              FUND           TOTAL
ASSETS
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 27,454
  Shares (Cost $275,947.00)                                                $326,016.25       $326,016.25

Other (Note F)              $      0.00    $36,362.73      $95,992.96             0.00        132,355.69

     Total Investments             0.00     36,362.73       95,992.96       326,016.25        458,371.94


Cash                               0.00          0.00            0.00             0.00              0.00
Money Market                 100,596.12        304.25          834.36         7,143.75        108,878.48
Interest Receivable              420.13          0.00            0.00            39.32            459.45
Dividends Receivable               0.00        168.01            8.68         4,804.45          4,981.14
Contributions Receivable         396.10        312.50          691.50         4,049.90          5,450.00

     Total Assets           $101,412.35    $37,147.49      $97,527.50      $342,053.67       $578,141.01


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and G)                    $101,412.35    $37,147.49      $97,527.50      $342,053.67       $578,141.01

     Total Liabilities
     and Equity             $101,412.35    $37,147.49      $97,527.50      $342,053.67       $578,141.01













The accompanying Notes are an integral part of these statements.

                             Valley Gas Company Union Employees Savings Plan

                                    STATEMENTS OF FINANCIAL CONDITION

                                            December 31, 1993

                                             GALAXY          GALAXY
                                MONEY      SHORT-TERM        EQUITY      VALLEY RESOURCES
                                MARKET        BOND           INCOME            STOCK
                                 FUND         FUND            FUND              FUND           TOTAL
ASSETS
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 23,073
  Shares (Cost $251,446.07)                                                $331,674.38       $331,674.38

Other (Note F)               $     0.00    $39,260.80      $87,672.36             0.00        126,933.16

     Total Investments             0.00     39,260.80       87,672.36       331,674.38        458,607.54


Cash                               0.00          0.00            0.00           520.49            520.49
Money Market                  85,682.11        608.66        1,032.77             0.00         87,323.54
Interest Receivable              207.27          0.00            0.00             0.00            207.27
Dividends Receivable               0.00        147.96            5.73         3,922.41          4,076.10
Contributions Receivable         438.60        233.00          601.00         1,408.40          2,681.00

     Total Assets            $86,327.98    $40,250.42      $89,311.86      $337,525.68       $553,415.94


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and G)                     $86,327.98    $40,250.42      $89,311.86      $337,525.68       $553,415.94

     Total Liabilities
     and Equity              $86,327.98    $40,250.42      $89,311.86      $337,525.68       $553,415.94












The accompanying Notes are an integral part of these statements.

                             Valley Gas Company Union Employees Savings Plan

                             STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                   For The Year Ended December 31, 1994
                                              GALAXY        GALAXY
                                MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                MARKET         BOND         INCOME            STOCK
                                 FUND          FUND          FUND              FUND            TOTAL
Investment Income:
  Dividends                  $      0.00   $  1,668.83    $  3,779.25      $ 17,939.08       $ 23,387.16
  Interest                      3,529.27         31.27          95.09           289.41          3,945.04

   Total Investment Income      3,529.27      1,700.10       3,874.34        18,228.49         27,332.20

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note H)              0.00       (241.15)      1,459.94             0.00          1,218.79

Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and G)                            0.00     (1,637.70)     (4,909.64)      (30,159.06)       (36,706.40)

Contributions (Note B)
  Participants                 11,840.10      7,172.00      20,019.00        31,587.90         70,619.00
  Valley Gas Company                                                         29,008.00         29,008.00

   Total Contributions         11,840.10      7,172.00      20,019.00        60,595.90         99,627.00

Miscellaneous                       0.00        200.58         671.09       (30,597.71)       (29,726.04)


   Total Net Additions         15,369.37      7,193.83      21,114.73        18,067.62         61,745.55

Withdrawals                         0.00    (10,057.26)    (23,732.63)       (2,692.19)       (36,482.08)

   Total Deductions                 0.00    (10,057.26)    (23,732.63)       (2,692.19)       (36,482.08)

    Net Increase (Decrease)    15,369.37     (2,863.43)     (2,617.90)       15,375.43         25,263.47

Plan Equity:
  Beginning of Year            86,327.98     40,250.42      89,311.86       337,525.68        553,415.94
  Inter-Plan/Inter-Fund
    Transfers                    (285.00)      (239.50)     10,833.54       (10,847.44)          (538.40)

  End of Year                $101,412.35   $ 37,147.49    $ 97,527.50      $342,053.67       $578,141.01






The accompanying Notes are an integral part of these statements.

                             Valley Gas Company Union Employees Savings Plan

                             STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                   For The Year Ended December 31, 1993
                                              GALAXY        GALAXY
                                MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                MARKET         BOND         INCOME            STOCK
                                 FUND          FUND          FUND              FUND            TOTAL
Investment Income:
  Dividends                  $      0.00    $ 1,874.94     $ 3,452.98      $ 15,801.67       $ 21,129.59
  Interest                      2,425.07         39.26          45.12           329.41          2,838.86

   Total Investment Income      2,425.07      1,914.20       3,498.10        16,131.08         23,968.45

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note H)              0.00        136.15           0.00         6,589.19          6,725.34

Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and G)                            0.00        116.58       2,211.15        24,951.13         27,278.86

Contributions (Note B)
  Participants                 11,442.90      8,602.50      12,575.30        33,060.30         65,681.00
  Valley Gas Company                                                         14,910.00         14,910.00

   Total Contributions         11,442.90      8,602.50      12,575.30        47,970.30         80,591.00

Miscellaneous                       0.00        185.54         448.34       (43,712.02)       (43,078.14)


   Total Net Additions         13,867.97     10,954.97      18,732.89        51,929.68         95,485.51

Withdrawals                         0.00          0.00           0.00       (35,044.93)       (35,044.93)

   Total Deductions                 0.00          0.00           0.00       (35,044.93)       (35,044.93)

    Net Increase               13,867.97     10,954.97      18,732.89        16,884.75         60,440.58

Plan Equity:
  Beginning of Year            72,462.91     31,873.51      63,774.41       324,140.89        492,251.72
  Inter-Plan/Inter-Fund
    Transfers                      (2.90)    (2,578.06)      6,804.56        (3,499.96)           723.64

  End of Year                $ 86,327.98    $40,250.42     $89,311.86      $337,525.68       $553,415.94




The accompanying Notes are an integral part of these statements.

                             Valley Gas Company Union Employees Savings Plan

                             STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                   For The Year Ended December 31, 1992

                                              GALAXY        GALAXY
                                MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                MARKET         BOND         INCOME            STOCK
                                 FUND          FUND          FUND              FUND            TOTAL
Investment Income:
  Dividends                  $      0.00    $   671.70    $   210.86      $ 14,057.12       $ 14,939.68
  Interest                      2,382.83         45.10         61.02           429.52          2,918.47

   Total Investment Income      2,382.83        716.80        271.88        14,486.64         17,858.15

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note H)              0.00      2,745.99        425.79         3,899.82          7,071.60

Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and G)                            0.00     (2,645.96)       981.21        75,650.56         73,985.81

Contributions (Note B)
  Participants                 11,352.60      7,761.00      8,527.10        41,196.30         68,837.00
  Valley Gas Company                                                        15,480.00         15,480.00

   Total Contributions         11,352.60      7,761.00      8,527.10        56,676.30         84,317.00

Miscellaneous                       0.00         60.73        874.87             2.42            938.02


   Total Net Additions         13,735.43      8,638.56     11,080.85       150,715.74        184,170.58

Withdrawals                         0.00          0.00     (3,423.79)       (7,394.01)       (10,817.80)

   Total Deductions                 0.00          0.00     (3,423.79)       (7,394.01)       (10,817.80)

    Net Increase               13,735.43      8,638.56      7,657.06       143,321.73        173,352.78

Plan Equity:
  Beginning of Year            59,884.07     14,779.64     26,249.53       230,123.50        331,036.74
  Inter-Plan/Inter-Fund
    Transfers                  (1,156.59)     8,455.31     29,867.82       (49,304.34)       (12,137.80)

  End of Year                 $72,462.91    $31,873.51    $63,774.41      $324,140.89       $492,251.72



The accompanying Notes are an integral part of these statements.

                Valley Gas Company Union Employees Savings Plan

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1994, 1993 and 1992


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The financial statements of Valley Gas Company Union Employees Savings Plan (the "Plan"), have been prepared in accordance with generally accepted accounting principles as applied to Employee Benefit Plans.

Valuation of Investments

          Investments are held by a bank-administered trust fund and are stated at their approximate market value. The change in the difference between market value and the cost of investments is reflected in the statement of income and changes in plan equity as unrealized appreciation (depreciation) of assets.


NOTE B - SUMMARY OF PLAN PROVISIONS


Effective Date:          April 1, 1987.

Plan Year:               January 1 through December 31.

Valuation Date:          The Trustee will value the Fund on the last day of
                         each quarter of each Plan year.

Plan Administrator:      Valley Gas Company is the Plan's Administrator and
                         will determine the benefits payable.

Coverage:                All employees of Valley Gas Company who are members
                         of the collective bargaining unit and satisfy the eligibility requirements.

Eligibility:             Union employees are eligible for membership on either
                         January 1 or July 1 of each Plan year following the date on which they have attained the age of 21 and completion of one year of service.

Normal Retirement        The retirement benefit of a member on their normal
Benefit:                 retirement date is equal to 100% of their account as
                         of the valuation date immediately following or coinciding with his normal retirement.

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE B - SUMMARY OF PLAN PROVISIONS - Continued

Normal Form of Payment:  The Plan offers members two methods of payment:
                         (1) equal or substantially equal quarterly or annual installments calculated to extend over any period which does not exceed the life expectancy of the member or joint life expectancy of the member and their spouse or other designated beneficiary, or (2) a lump sum payment.

Pre-Retirement Death:    In the event of a death of a member, their designated
                         beneficiary will be entitled to receive 100% of the amount of their accounts as of the valuation date.

Disability Benefit:      A member who becomes disabled to the extent that they
                         no longer remain in the employ of the Company is entitled to receive 100% of their account as of the valuation date.

Hardship Withdrawals:    Withdrawals of tax-deductible contributions are
                         permitted.

Member Loans:            Member loans are not permitted.

Contributions:           For each Plan year the employer will make a
                         contribution to the Plan from its net profits on behalf of each member with a Compensation Deferral
                         Agreement in effect for all or any portion of the Plan year in an amount equal to 50% of the Compensation Deferral Contribution made to the Plan during such year pursuant to such Member's
                         Compensation Deferral Agreement.

                         The maximum compensation deferral contributions in any plan year with respect to which the employer will make any matching contributions will be an amount equal to 2% of the member's compensation during such plan year. Effective July 1, 1994, the matching contributions will be fifty cents per one dollar contributed by the employee up to the first 4% of annual base pay.

                         A member may in any plan year make voluntary after tax contributions to the Plan which will be added to his account in the Fund and invested by the Trustee.

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE B - SUMMARY OF PLAN PROVISIONS - Continued

                         However, the aggregate voluntary contributions made by a member may not exceed 10% of the total remuneration paid to him by the Employer for the plan year.

Compensation Deferral
Contributions:           The minimum and maximum reductions in compensation
                         that may be specified by a member for any payroll period will be 1% and 20%, respectively, of their compensation for such payroll period.

Forfeitures:             Forfeitures of discretionary employer contributions
                         will be used to reduce matching employee contributions thereafter required to be made by the employer.

Vesting: A member will become vested in a percentage of his account attributable to employer contributions in the following percentages:

                         Years of Service         Percentage
                         Less than 1 year             -0-%
                                1                      10
                                2                      20
                                3                      30
                                4                      40
                                5                      60
                                6                      80
                                7                     100

Normal Retirement Date:  The normal retirement age or date will be a member's
                         65th birthday.


NOTE C - INVESTMENTS

Investments

Investments are comprised of the following funding options available to participants of the Plan:

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE C - INVESTMENTS - Continued

I.    The Money Market Fund

      An FDIC insured money market fund offered by Fleet National Bank. Rates are set weekly based upon the average rate of ten of the largest money market funds in the United States. The objective is to offer an investment that will reflect the general level of interest rates on short-term investments with little or no risk of loss of principal.

II.   The Galaxy Short-Term Bond Fund

      The Galaxy Short-Term Bond Fund's objective is to earn high current income while preserving capital. Most of the Fund's assets are in U.S. Government or corporate debt obligations rated in the top three categories of Standard & Poor or Moody's Investors Service, or unrated securities deemed to be of comparable quality. Average maturity of the Fund's investments typically range from one to three years.

III.  The Galaxy Equity Income Fund

      The Galaxy Equity Income Fund's objective is to seek current income and capital appreciation. The Fund primarily invests in common stock and convertible securities. The Fund will seek to achieve a fund yield that will generally exceed the yield of the Standard & Poor 500 by at least 30 percent.

IV.   The Valley Resources Stock Fund

      A fund that invests exclusively in the common stock of Valley Resources, Inc. - parent of Valley Gas Company.

During 1992, the trustee sold all of the units in the medium-term fixed income fund. The income received was then invested in the Galaxy Short-term Bond Fund.

A member may direct the Trustee with respect to the investment of his account in each fund. The plan administrator has investment discretion attributable to employer contributions. Employer contributions are invested in the Valley Resources stock fund. Dividends, interest and contributions that have yet to be invested in that particular fund's assets are temporarily invested in money market accounts.

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1994, 1993 and 1992


NOTE C - INVESTMENTS - Continued

      The number of participants in each fund was as follows:

                                                      December 31,
                                                  1994            1993
      Money Market Fund                           14               12
      Galaxy Short-Term Bond Fund                 14               13
      Galaxy Equity Income Fund                   30               23
      Valley Resources, Inc. Common Stock Fund    43               35

The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

NOTE D - STATUS OF PLAN

The Plan received a favorable determination letter from the Internal Revenue Service dated October 20, 1988, granting a qualified tax status.

NOTE E - TERMINATION OF PLAN

The employer may terminate the Plan at any time. The Plan has no definite termination date. In the event of termination of the Plan by the Employer all amounts credited to participants accounts will vest.


NOTE F - INVESTMENTS - OTHER

                                              DECEMBER 31, 1994
                                                                   APPROXIMATE
                                                                      MARKET
                                  UNITS            COST               VALUE

The Galaxy Short-Term
  Bond Fund                       3,756         $37,814.03         $36,362.73

The Galaxy Equity
 Income Fund                      7,888         $94,531.19         $95,992.96

                 Valley Gas Company Union Employees Savings Plan

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1994, 1993 and 1992


NOTE F - INVESTMENTS - OTHER - Continued

                                              DECEMBER 31, 1993
                                                                   APPROXIMATE
                                                                      MARKET
                                  UNITS            COST               VALUE

The Galaxy Short-Term
  Bond Fund                       3,860         $39,074.40         $39,260.80

The Galaxy Equity
  Income Fund                     6,969         $81,300.95         $87,672.36

                                              DECEMBER 31, 1992
                                                                   APPROXIMATE
                                                                      MARKET
                                  UNITS            COST               VALUE

The Galaxy Short-Term
  Bond Fund                       3,082         $30,906.27         $30,976.09

The Galaxy Equity
  Income Fund                     5,182         $58,853.70         $63,013.98

NOTE G - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS


                              GALAXY     GALAXY
                           SHORT-TERM    EQUITY   VALLEY RESOURCES
                               BOND      INCOME        STOCK
                               FUND       FUND         FUND           TOTAL

Balance at Dec. 31, 1991   $ 2,715.78  $ 3,179.05   $(20,373.38)  $(14,478.55)
Change for the year 1992    (2,645.96)     981.21     75,650.56     73,985.81

Balance at Dec. 31, 1992        69.82    4,160.26     55,277.18     59,507.26
Change for the year 1993       116.58    2,211.15     24,951.13     27,278.86

Balance at Dec. 31, 1993   $   186.40  $ 6,371.41   $ 80,228.31   $ 86,786.12
Change for the year 1994    (1,637.70)  (4,909.64)   (30,159.06)   (36,706.40)

Balance at Dec. 31, 1994   $(1,451.30) $ 1,461.77   $ 50,069.25   $ 50,079.72

               Valley Gas Company Union Employees Savings Plan

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1994, 1993 and 1992



NOTE H - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS


                                       YEAR ENDED DECEMBER 31, 1994
                                          GALAXY
                              GALAXY      EQUITY   VALLEY RESOURCES
                            SHORT TERM    INCOME        STOCK
                               BOND        FUND         FUND          TOTAL

Amount Realized            $ 9,880.00  $24,920.00    $     0.00    $34,800.00
Cost - Average              10,121.15   23,460.06          0.00     33,581.21

Net Realized Gain (Loss)   $  (241.15) $ 1,459.94    $     0.00    $ 1,218.79

                                       YEAR ENDED DECEMBER 31, 1993
                                         GALAXY
                              GALAXY     EQUITY   VALLEY RESOURCES
                            SHORT TERM   INCOME        STOCK
                               BOND        FUND        FUND           TOTAL

Amount Realized            $12,695.00   $    0.00    $32,540.37    $45,235.37
Cost - Average              12,558.85        0.00     25,951.18     38,510.03

Net Realized Gain          $   136.15   $    0.00    $ 6,589.19    $ 6,725.34

                                       YEAR ENDED DECEMBER 31, 1992
                                         GALAXY
                              GALAXY     EQUITY   VALLEY RESOURCES
                            SHORT-TERM   INCOME        STOCK
                               BOND      FUND          FUND           TOTAL

Amount Realized            $14,277.43  $ 4,500.26    $76,137.45    $94,915.14
Cost - Average              11,531.44    4,074.47     72,237.63     87,843.54

Net Realized Gain          $ 2,745.99  $   425.79    $ 3,899.82    $ 7,071.60

                                                                   Exhibit 23d











              Consent of Independent Certified Public Accountants


          We have issued our report dated March 10, 1995, accompanying the financial statements of the Valley Gas Company Union Employees Savings Plan

contained in the Annual Report on Form 11-K for the year ended December 31,

1994.  We hereby consent to the incorporation by reference of said report in the Valley Gas Company Union Employees Savings Plan Registration Statement on

Form S-8/S-3 (File No. 33-33575).






                                          GRANT THORNTON LLP



Boston, Massachusetts
April 14, 1995

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VALLEY GAS COMPANY UNION EMPLOYEES
                                       SAVINGS PLAN



                                       K. W. Hogan
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary




April 20, 1995