Form 10-Q/A
period 1995-02-28
VALLEY RESOURCES INC /RI/
filed 1995-05-16
CIK 102710

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q/A


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

                               AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended February 28, 1995, on Form 10-Q as set forth hereto.

     Part 1
     Item 6(a) Exhibits
     27. Financial Data Schedule

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




May 16, 1995