Form 10-Q/A
period 1995-02-28
VALLEY RESOURCES INC /RI/
filed 1995-10-13
CIK 102710

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1995

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

                        YES  X .                  NO    .

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                Outstanding at
          Class of Common Stock                  May 31, 1995

              $1 Par Value                         4,213,846

                                 AMENDMENT NO. 1


          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended May 31, 1995, on Form 10-Q as set forth in the pages attached hereto.

          Part 1
          Item 1 - Financial Statements
          Item 6(a) - Exhibits


AMENDED
                         PART I:  FINANCIAL INFORMATION

                          Item 1.  Financial Statements


                     VALLEY RESOURCES, INC. AND SUBSIDIARIES
           Consolidated Condensed Statements of Operations (Unaudited)

                                       3 Months Ended       9 Months Ended
                                     May 31      May 31    May 31     May 31
                                      1995        1994      1995       1994
                              (in thousands except share and per share numbers)


Operating Revenues:
  Utility Gas Revenues             $   16,993 $   19,252 $   48,811 $   57,170
  Nonutility Revenues                   4,445      4,316     14,366     13,739
             Total                 $   21,438     23,568 $   63,177     70,909
Operating Expenses:
  Cost of Gas Sold                      9,081     11,551     27,248     34,347
  Operations                            7,227      6,961     22,580     21,511
  Maintenance                             388        412      1,200      1,170
  Depreciation                            668        632      2,020      1,895
  Taxes-Other Than Income               1,066      1,181      3,219      3,585
       -Federal Income                    637        628      1,367      1,899
             Total                     19,067     21,365     57,634     64,407
Operating Income                        2,371      2,203      5,543      6,502
Other Income-Net of Tax                    31         54         69        152
Total Income                            2,402      2,257      5,612      6,654
Interest Charges:
  Long-Term Debt                          484        513      1,483      1,526
  Other                                   332        186        896        538
             Total                        816        699      2,379      2,064
Net Income                         $    1,586 $    1,558 $    3,233 $    4,590

Average Number of Common Shares
  Outstanding                       4,218,570  4,203,111  4,217,308  4,204,492

Earnings Per Average Common Share
  Outstanding                           $0.38      $0.37      $0.77      $1.09

Dividends Declared on Common Stock      $0.18     $0.175      $0.53     $0.515

The accompanying Notes are an integral part of these statements.



AMENDED
                     VALLEY RESOURCES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                                         (Unaudited)
                                                           May 31,   Aug. 31,
                                                            1995       1994
                                                            (in thousands)
ASSETS
Utility Plant - Net                                       $45,493     $44,207
Leased Property-Net                                         2,167       2,436
Nonutility Property-Net                                     3,595       3,519
Other Investments                                           1,488       1,466
Current Assets:
  Cash                                                      1,045         587
  Accounts Receivable - Net                                12,778      10,348
  Deferred Unbilled Gas Costs                                 485         430
  Fuel and Other Inventories (Note 3)                       4,454       5,887
  Prepayments                                                 180       1,087
  Common Stock held for Dividend Reinvestment-amounting
   to 8,609 and 1,496 shares respectively (Note 4)             96          19
         Total                                             19,038      18,358
Deferred Debits:
  Recoverable Postretirement Benefits                         587         441
  Recoverable Vacations Accrued                               893         803
  Unamortized Debt Discount and Expense                     1,596       1,639
  Prepaid Pensions                                          5,402       4,973
  Recoverable Deferred FIT                                  5,639       5,744
  Recoverable Transition Obligation                         1,325       3,172
  Other                                                     3,698       4,311
                                                           19,140      21,083
         Total                                            $90,921     $91,069

The accompanying Notes are an integral part of these statements.


AMENDED
                     VALLEY RESOURCES, INC. AND SUBSIDIARIES
                Consolidated Condensed Balance Sheets (Continued)
                                                         (Unaudited)
                                                           May 31,   Aug. 31,
                                                            1995       1994
                                                            (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
  Common Stock                                            $ 4,222     $ 4,213
  Paid In Capital                                          17,740      17,695
  Retained Earnings                                         8,270       7,270
  Less: Accounts Receivable from ESOP                      (3,142)     (3,142)
         Total Common Stock Equity                         27,090      26,036
Long-Term Debt (Less Current Maturities):
  8% First Mortgage Bonds, Series Due 2022                 21,145      22,405
  9% Notes Payable, Due 1999                                2,139       2,725
  Note Payable                                              1,405       1,905
         Total Long-Term Debt                              24,689      27,035
               Total Capitalization                        51,779      53,071
Obligation Under Capital Lease                              1,419       1,747
Current Liabilities:
  Current Maturities of Long-Term Debt                        500         450
  Obligation Under Capital Lease                              748         690
  Notes Payable                                             6,800       8,900
  Accounts Payable                                          3,907       4,596
  Security Deposits & Refund Obligations                    1,181       1,131
  Taxes Accrued                                             1,437         640
  Deferred Fuel Costs                                       4,380         522
  Accrued Interest                                          1,043         631
  Other                                                     1,074         970
         Total                                             21,070      18,530
Commitments and Contingencies
Deferred Credits                                            6,709       8,204
Deferred Federal Income Taxes                               9,944       9,517
                                                          $90,921     $91,069

The accompanying Notes are an integral part of these statements.




AMENDED
                     VALLEY RESOURCES, INC. AND SUBSIDIARIES
           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                         For the 9 Months
                                                               Ended
                                                          May 31,     May 31,
                                                           1995        1994
                                                           (in thousands)
Cash Flows from Operating Activities:
  Net Income                                               $3,233      $4,590
  Adjustments to Reconcile Net Income to Net Cash used in
  Operating Activities:
         Depreciation and Amortization                      2,020       1,895
         Provision for Uncollectibles                         910         680
         Deferred Federal Income Taxes                        531         369
  Change in Assets and Liabilities:
         Accounts Receivable                               (3,339)     (5,156)
         Deferred Fuel Costs                                3,858       3,039
         Unbilled Gas Costs                                   (55)       (109)
         Fuel and Other Inventories                         1,433       1,787
         Other Current Assets                                 400         231
         Accounts Payable, Accrued
               Expenses and Current Liabilities               158         801
         Other - Net                                          252         431
         Net Cash provided by Operating Activities          9,401       8,558
Cash Flows from Investing Activities:
  Utility Capital Expenditures                             (2,898)     (2,498)
  Nonutility Capital Expenditures                            (484)       (466)
  Other Investments                                           (21)        (42)
         Net Cash (Used) by Investing Activities           (3,403)     (3,006)
Cash Flows from Financing Activities:
         Dividends Paid                                    (2,234)     (2,165)
         Capital Stock Transactions                            54         (64)
         Retirement of Long-Term Debt                      (1,260)        (15)
         Decrease in Notes Payable                         (2,100)     (2,300)
               Net Cash (Used) by Financing Activities     (5,540)     (4,544)

Net Increase in Cash                                          458       1,008
Cash - Beginning                                              587         940
Cash - Ending                                             $ 1,045     $ 1,948

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Period for:
         Interest                                         $ 1,968     $ 1,642

         Federal Income Taxes                             $   380     $   637

  Capital Lease Obligations Incurred                      $   544     $   637

The accompanying Notes are an integral part of these statements.


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




October 13, 1995