Form 10-K
period 1995-08-31
VALLEY RESOURCES INC /RI/
filed 1995-11-29
CIK 102710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended August 31, 1995
                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________________ to _____________________

Commission File number 1-7924

                             VALLEY RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

             Rhode Island                              05-0384723
(State of Incorporation or Organization)      (IRS Employer Identification No.)

                1595 Mendon Road, Cumberland, Rhode Island 02864
                    (Address of principal executive offices)

        Registrant's Telephone Number, Including Area Code (401) 334-1188

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered

  Common Stock                                         American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [__]

     The aggregate market value of the common stock held by non-affiliates, computed on the basis of $11.125 per share (the closing price of such stock on October 24, 1995 on the American Stock Exchange) was $47,401,367.

     As of October 24, 1995 there were 4,260,797 shares of Valley Resources, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Certified Public Accountants, Management's Discussion and Analysis, Summary of Consolidated Operations, Dividends and Market Data and Stockholder Statistics of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1995 are incorporated by reference in Parts I, II and IV.

     Portions of the Proxy Statement dated November 7, 1995 as filed with the Securities and Exchange Commission are incorporated by reference in Part III.

                                     PART I

Item 1  Business

     Valley Resources, Inc. (the "Corporation") is a holding company organized in 1979 and incorporated in the State of Rhode Island. The Corporation has six wholly-owned active subsidiaries: Valley Gas Company ("Valley Gas") and Bristol & Warren Gas Company ("Bristol")--regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO")--a merchandising and appliance rental company; Valley Propane, Inc. ("Valley Propane") and The New England Gas Company ("New England Gas")--retail propane companies; and Morris Merchants, Inc. (d/b/a "The Walter F. Morris Company")--a wholesale distributor of franchised lines in plumbing and heating contractor supply and other energy related business.

     The headquarters for the Corporation and the sales and service offices of Valley Gas, VAMCO and Valley Propane are located in Cumberland, Rhode Island. Morris Merchants, Inc.'s sales and warehouse facilities are located in Canton, Massachusetts. The operation center of Bristol and New England Gas is located in Bristol, Rhode Island.

     Bristol, acquired by the Corporation on April 1, 1992, was incorporated in the State of Rhode Island in 1953 to distribute natural gas to customers in Bristol & Warren, Rhode Island. New England Gas, also acquired by the Corporation in April 1992, was incorporated in the State of Rhode Island in 1992. New England Gas markets propane at retail in Rhode Island.

     Effective September 1995, all propane sales and service will be consolidated into a single operation under the name Valley Propane. The New England Gas Company became inactive.

     Financial information about industry segments appearing on page 28 of the Annual Report to Stockholders for the year ended August 31, 1995 is incorporated herein by reference.

     The Corporation does not expect any material effects on its business as a result of compliance with environmental regulations.

     The Corporation and its subsidiaries had 237 employees at August 31, 1995, of which 60 were covered by a collective bargaining agreement with the Utility Workers Union of America, AFL-CIO, Local No. 472 expiring March 31, 1997 and 8 were covered by a collective bargaining agreement with the Service Employee International Union, AFL-CIO, Local No. 134 expiring May 31, 1996.


Utility Operations

Gas Sales and Transportation

     The Corporation's utility operations are conducted through Valley Gas and Bristol (the "utilities"). They had an average of 60,698 customers during the twelve months ended August 31, 1995, of which approximately 91% were residential and 9% were commercial and industrial.

     The utilities provide natural gas service to residential, commercial and industrial customers. Valley Gas' service territory is approximately 92 square miles located in the Blackstone Valley region in northeastern Rhode Island with a population of approximately 250,000. Bristol's service territory is approximately 15 square miles in eastern Rhode Island with a population of approximately 35,000.

     The following table shows the distribution of gas sold during the years since 1991 in millions of cubic feet ("MMcf"):

                                    For the year ended August 31,  (1)

                                1995      1994     1993      1992      1991

Residential                    4,078     4,517    4,439     3,965     3,398
Commercial                     1,953     2,078    1,978     1,680     1,394
Industrial-firm                1,338     1,299    1,185     1,152     1,014
Industrial-seasonal            1,298       996      818     1,010     1,053
        TOTAL                  8,667     8,890    8,420     7,807     6,859


     (1) The operations of Bristol are included since April 1992.

     Firm customers of the utilities use gas for cooking, heating, water heating, drying and commercial/industrial processing. Certain industrial customers use additional gas in the summer months when it is available at lower prices. These customers are subject to having their service interrupted at the discretion of the utilities with very little notice. This use is classified as seasonal use. As discussed further below, the margin on the Valley Gas seasonal use is passed through the Purchased Gas Price Adjustment ("PGPA") to lower the cost of gas to all categories of firm customers.

     The primary source of utility revenues is firm use customers under tariffs which are designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. Valley Gas also services dual fuel, interruptible and transportation customers under rates approved by the Rhode Island Public Utilities Commission ("RIPUC"). Additionally, Valley Gas services two cogeneration customers (one firm use customer and the other a firm off-peak transportation customer) under separate contract rates that were individually approved by the RIPUC. Bristol also has approved interruptible tariffs.

     The utilities tariffs include a PGPA which allows an adjustment of rates charged to customers in order to recover all changes in gas costs from stipulated base gas costs. The PGPA provides for an annual reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts collected as compared to costs incurred is deferred and either reduces the PGPA or is billed to customers over subsequent periods. All margins from Valley Gas interruptible customers are returned to firm customers through the workings of the PGPA. Effective with the new rate structure approved by the RIPUC, (see "Rates and Regulation"), Bristol will return all seasonal margins through the PGPA.

     The utility revenues of Valley Gas include a surcharge on firm gas consumption to collect a portion of the costs to fund postretirement medical and life insurance benefits above the pay-as-you-go costs included in base tariffs. The surcharge was authorized by the RIPUC in a generic rate proceeding and are being phased in over a ten-year period which commenced September 1, 1993. Effective November 1995, the current year funding of postretirement medical and life insurance benefits will be included in base tariffs. Any funding shortages from the first two years of the phase-in will be recovered through a surcharge in the last seven years.

     The prices of alternative sources of energy impact the interruptible and dual fuel markets. The utilities serve these customers in the nonpeak periods of the year or when competitively priced gas supplies are available. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Prices for these customers are based on the price of the customers' alternative fuel. In order to mitigate the volatility of earnings from interruptible and dual fuel sales Valley Gas rolls into the PGPA the margin earned on these interruptible sales and all margins in excess of $1 per thousand cubic feet ("Mcf") of gas sold to dual fuel customers. This margin credit reduces rates to the Company's firm customers. This means of margin treatment alleviates the negative impact that swings in sales can have on earnings in the highly competitive industrial interruptible market.

Rates and Regulation

     The utilities are subject to regulation by the RIPUC with respect to rates, adequacy of service, issuance of securities, accounting and other matters.

     On January 19, 1995, Valley Gas and Bristol filed revised tariffs with the RIPUC to consolidate their rate structure and to increase their combined annual revenues. On October 18, 1995, the RIPUC authorized the companies to adjust their tariffs to collect $1.2 million or 2.0%. These rates became effective November 21, 1995.

Gas Supply and Storage

     The Federal Energy Regulatory Commission ("FERC") in 1992 issued its order No. 636, the primary purpose of which was to promote competition in the natural gas industry by requiring all interstate pipelines to separate or "unbundle" their all-encompassing firm gas sales service to public utilities into its five component parts: production, sales, aggregation, storage and transportation.

     As a result, local utility companies converted from firm pipeline sales to firm pipeline transportation, and began purchasing their gas directly from producers and marketers in a highly competitive free marketplace. In order to facilitate the procurement of this supply, Valley Gas became a charter member of the Mansfield Consortium (the "Consortium"). The Consortium is a group of five New England gas distribution companies which purchases natural gas from producers and marketers based upon the combined demand and marketpower of its members. The Consortium members believe that the most significant benefits to its firm sales customers are reduced gas costs and enhanced security of supply.

     Tennessee Gas Pipeline Company is the major natural gas transporter for Valley Gas under long-term contracts. Bristol's principal gas transporters are Algonquin Gas Transmission Company and Texas Eastern Transmission Corporation. The utilities purchase natural gas from several suppliers on a long-term firm basis, as well as on the spot market whenever available. Valley Gas has entered into firm contracts with four domestic and two Canadian suppliers for the purchase of 21,402 dekatherms per day; Bristol has contracted for 3,000 dekatherms per day.

     Valley Gas is an investor in Boundary Gas, Inc. and a customer of Alberta Northeast, Limited, both of which were founded by groups of gas distribution companies in the northeast to import gas from Canada.

     Supplementing their firm and spot gas supplies, the utilities have contracted for firm long-term availability and delivery of underground storage gas. Both utilities store natural gas with Consolidated Natural Gas Company and National Fuel Gas Supply Corporation. Natural gas is injected into storage facilities in Pennsylvania and New York during the non-winter months when supply and pipeline capacity exceed customer demand, and this gas is used in the cold weather months when customer demand is high.

     In addition to gas delivered by the interstate pipelines, both utilities have on-site storage facilities for liquid propane gas ("LPG"). Valley Gas also has on-site storage for liquefied natural gas ("LNG"), and both utilities backhaul LNG from Distrigas of Massachusetts Corporation. The LPG and LNG from storage are vaporized into the companies' distribution systems during periods of peak demand. Valley Gas also leases additional space for LNG from Algonquin LNG, Inc. in Providence, Rhode Island. Valley Gas' contract with a transportation customer allows Valley to access up to 527 Mcf per hour of additional natural gas supply during periods of peak demand.

Competition and Marketing

     The primary competition faced by the utilities is from other energy sources, primarily heating oil. The principal considerations affecting a customer's selection among competing energy sources include price, equipment cost, reliability, ease of delivery and service. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have consistently preferred the installation of gas heat. For example, Valley Gas' statistics indicate that approximately 90% of the new homes built on or near Valley Gas' service mains in recent years have selected gas as their energy source.

     The utilities are pursuing new markets believed to have the potential to provide both growth and/or lessen sales sensitivity to weather: industrial processing, cogeneration, natural gas vehicles and conversions from oil to gas.

     Valley Gas received approval from the RIPUC for two rates which promote economic development in its service territory. These rates provide incentives for companies that add industrial processing load, make a substantial investment in new natural gas equipment and hire additional employees.

     The cogeneration market is addressed through sales contacts with customers who have applications suitable to use waste heat through the cogeneration process. Valley Gas established rate tariffs to specifically address the requirements of the cogeneration market. In addition, Valley Gas has a 50 kilowatt demonstration facility at its Cumberland location which provides electricity for computer facilities and hot water requirements.

     Valley Gas installed a compressed natural gas ("CNG ") fueling station at its Cumberland headquarters. The use of natural gas in vehicles will be promoted through conversion of its own fleet and the CNG rate approved by the RIPUC.

     The focus of the residential marketing department to increase conversions from oil to natural gas is in the installations of conversion burners and a continuous effort in the replacement market of housing developments that did not choose natural gas. Additional efforts are spent to convert homes with inactive natural gas service.


Seasonality

     The bulk of firm sales are made during the months of November through March. As a result, the highest levels of earnings and cash flow are generated from the quarters ending in February and May. The bulk of the capital expenditure programs are undertaken during the months of May through October, causing cash flow to be at its lowest during the quarters ending in November and August.

     Short-term borrowing requirements vary according to the seasonal nature of sales and expense activities of the utilities, creating greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, particularly in the summer and fall. Short-term borrowings utilized for construction expenditures generally are replaced by permanent financing when it becomes economical and practical to do so and where appropriate to maintain an acceptable relationship between borrowed and equity resources.

Gas Distribution System

     Valley Gas' distribution system consists of approximately 900 miles of gas mains and service lines. Bristol's gas distribution system consists of approximately 100 miles of gas mains. The aggregate maximum daily quantity of gas that may be distributed through the utilities from its own facilities and under existing supply and transportation contracts is approximately 100 MMcf, and the maximum daily gas sendouts for all sales customers of the utilities during the last five fiscal years were 66 MMcf in 1995, 77 MMcf in 1994, 69 MMcf in 1993, 67 MMcf in 1992, and 55 MMcf in 1991.

Appliance Contract Sales and Rentals

     The Corporation conducts appliance, contract sales and rentals through its subsidiaries VAMCO and Morris Merchants. VAMCO's revenues are generated through retail appliance sales, service contract sales and through the rental of gas-fired appliances. Morris Merchants sells at wholesale gas- and oil-fired equipment and plumbing and heating supplies.

     Morris Merchants has contracts for the distribution of certain lines that it wholesales. At this time the Corporation has no reason to believe it will lose any of its existing lines. Morris Merchants is not dependent on any one of the existing lines.


Propane Operations

     The propane operations are conducted through Valley Propane and New England Gas. Both companies sell, at retail, liquid propane gas to residential and commercial customers in Rhode Island and nearby Massachusetts. At August 31, 1995, the propane companies had 2,310 customers. Valley Propane also supplies propane to holding customers of Valley Gas; these customers are serviced by Valley Propane until Valley Gas can connect mains and service lines. The propane subsidiaries are also impacted by weather, as a large percentage of their customers use propane as a primary source of heat. Valley Propane and New England Gas increase and decrease the selling price of their gas depending upon supply and competition.


Item 2   Properties

         1595 Mendon Road, Cumberland, Rhode Island
         Office, Sales, and Service Center

     This location comprises the headquarters, sales and service operation of the Corporation, Valley Gas, VAMCO and Valley Propane; and includes accounting, billing, credit, engineering, garage, maintenance, service, storeroom and construction. The facilities are considered suitable and adequate for the Corporation.


         425 Turnpike Street
         Canton, Massachusetts
         Office and Warehouse Facilities

     Morris Merchants, Inc. conducts its business at this leased warehouse and office building in Canton, MA. Its business does not require any special facilities and, therefore, its leased facilities are not significant to its operation. The total lease payments are less than 1 percent of corporate assets. Walter F. Morris, previously a member of the Board of Directors, owns 50 percent of a corporation which leases warehouse and office facilities to Morris Merchants, Inc., a subsidiary of the Corporation, at an annual rental of $153,300.

            Scott Road, Cumberland, Rhode Island
            LNG Storage Plant
            Propane Storage Plant

     This facility is used for the storage of LNG and propane used in the peak-shaving operations of Valley Gas. Its daily delivery capacity of LNG and LPG is 1,500 Mcf's and 12,000 Mcf's, respectively. Facility improvements which will be completed during the fall of fiscal 1996 will double the delivery capacity for LNG.


            25 Gooding Avenue
            Bristol, Rhode Island
            Office, Sales and Service Center

     This leased location comprises the office, sales and service operation of Bristol and New England Gas and includes construction, credit, engineering, garage, maintenance, service, and storeroom. The leased facilities are not significant to its operations and the total lease payments are less than 1 percent of corporate assets. In December 1995, Bristol will relocate its operations to a newly constructed facility at 100 Broad Common Road, Bristol, Rhode Island. The new facility will comprise the office, sales and service operation which include construction, credit, garage, service and storeroom.


            Brown Street
            Warren, Rhode Island
            Propane Storage

     This facility is used for the storage of propane used in peak-shaving operations of Bristol. Its daily delivery capacity of LPG is 1,600 Mcf's.


     The Corporation believes its storage facilities are adequate to meet the needs of the utilities for the foreseeable future.

     All of the storage facilities are owned. All Valley Gas properties, except leased property, are held in fee.

     See item 1 for discussion of gas supply.

Item 3   Legal Proceedings

     There were no material legal proceedings pending to which the registrant or any of its subsidiaries is a party, or of which any of their property is the subject, except two claims that were asserted against Valley Gas Company as referred to in Note H, page 27, of the 1995 Annual Report to Stockholders which is incorporated by reference.


Item 4   Submission of Matters to a
         Vote of Security Holders

            None

Executive Officers of the Registrant

     The names, ages, and position of all the executive officers of the registrant on October 15, 1995 are listed below together with their business experience during the past five years. All officers of Valley Resources, Inc. are elected or appointed annually by the board of directors at the directors' first meeting following the Annual Meeting of Stockholders.

                                                         Business Experience
        Name           Age           Position            During Last Five Years

Alfred P. Degen         48    President and            President since July
                              Chief Executive          1994 and Chief Executive
                              Officer                  Officer since March 1995;
                                                       Executive Vice President-
                                                       Acting President of
                                                       Philadelphia Gas Works
                                                       prior to July 1994.

Kenneth W. Hogan        50    Senior Vice President,   Senior Vice President
                              Chief Financial Officer  since July 1994; Vice
                              and Secretary            President since August
                                                       1984; Chief Financial
                                                       Officer since December
                                                       1994 and Secretary
                                                       since April 1977.

                                    PART II


Item 5   Market for the Registrant's Securities
         and Related Stockholder Matters

     Common stock market prices, number of common stockholders, dividends declared and dividend restrictions appearing on pages 14 and 23 of the Annual Report to Stockholders for the fiscal year ended August 31, 1995 are incorporated herein by reference. The common stock of Valley Resources, Inc. is listed on the American Stock Exchange under the symbol VR.


Item 6   Selected Financial Data

     The selected financial data (Summary of Consolidated Operations) appearing on page 34 of the Annual Report to Stockholders for the fiscal year ended August 31, 1995 is incorporated herein by reference.


Item 7   Management's Discussion and Analysis

     Management's discussion and analysis of the results of operations, liquidity and capital resources appearing on pages 30 through 33 of the Annual Report to Stockholders for the fiscal year ended August 31, 1995 are incorporated herein by reference.


Item 8   Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant and its subsidiaries appearing on pages 16 through 29 in the Annual Report to Stockholders for the fiscal year ended August 31, 1995 are incorporated herein by reference:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1995

         Consolidated Balance Sheets - August 31, 1995 and 1994

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1995

         Consolidated Statements of Changes in Common Stock
            Equity for each of the three years in the period ended
            August 31, 1995

         Consolidated Statements of Capitalization - August 31, 1995
            and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III



Item 10  Directors and Executive Officers of the Registrant

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     Information regarding the directors of the registrant appearing on pages 2 through 6 of the Proxy Statement filed with the Securities and Exchange Commission on November 7, 1995 is incorporated herein by reference.

     Based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Corporation pursuant to Rule 16a-3(e), the Corporation believes that each of the Corporation's directors, officers and beneficial owners of more than 10% of any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") have timely filed all reports required by Section 16(a) of the Exchange Act during the most recent two fiscal years.


Item 11  Executive Compensation

     Information regarding management compensation appearing on pages 7 through 11 of the Proxy Statement filed with the Securities and Exchange Commission on November 7, 1995 is incorporated herein by reference.


Item 12  Security Ownership of Certain
         Beneficial Owners and Management

     Information regarding the beneficial owners of more than 5 percent of the outstanding Common Stock of the Corporation, being the only class of equity security issued and outstanding, and the security ownership of management appearing on pages 1 and 2 of the Proxy Statement filed with the Securities and Exchange Commission on November 7, 1995 is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions

            None.

                                     PART IV


Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K

(a)  1. The following consolidated financial statements of Valley
        Resources, Inc. and subsidiaries appearing on pages 16 through 29 in the Annual Report to Stockholders for the year ended August 31, 1995 are incorporated by reference in Item 8:

        Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1995

        Consolidated Balance Sheets - August 31, 1995 and 1994

        Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1995

        Consolidated Statements of Changes in Common Stock Equity for each of the three years in the period ended August 31, 1995

        Consolidated Statements of Capitalization - August 31, 1995 and 1994

        Notes to Consolidated Financial Statements

        Report of Independent Certified Public Accountants

(a)  2. Consolidated Financial Schedule

        Schedule VIII     - Valuation and Qualifying Accounts

        Schedules I, II, III, IV, V, VI, VII, IX, X, XI, XII, XIII and XIV are either inapplicable or not required or the required information is shown in the financial statements or notes thereto under the instructions and have been omitted.

        Report of Independent Certified Public Accountants on Consolidated
          Financial Schedule

(a)  3. Exhibits

3. Articles of Incorporation and Bylaws (Exhibit 3 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1988 is incorporated herein by reference.)

4. Indenture of First Mortgage dated as of December 15, 1992 between Valley Gas Company, Valley Resources, Inc. as guarantor and State Street Bank and Trust Company, Trustee (Exhibit 4 to the Corporation's Annual Report on Form 10-K for the year-ended August 31, 1993 is hereby incorporated by reference.)

10.      Compensation Contracts or Arrangements

10. (a) Valley Gas Company Supplemental Retirement Plan (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31,
          1989 is hereby incorporated by reference.)

10. (b) Valley Resources, Inc. 1988 Executive Incentive Plan (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1989 is hereby incorporated by reference.)

10. (c) Termination agreement between Valley Resources, Inc. and Kenneth W. Hogan (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

10. (d) Valley Resources, Inc. Directors Retirement Plan. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is hereby incorporated by reference.)

10. (e) Termination agreement dated June 21, 1995 between Valley Resources, Inc. and Alfred P. Degen.

10.     Other Material Contracts

10. (f) Firm Storage Service Transportation contract between Valley Gas and Tennessee Gas Pipeline Company, dated December 15, 1985 (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1986 is hereby incorporated by reference.)

10. (g) Storage Service Agreement dated July 3, 1985 between Valley Gas Company and Consolidated Gas Transmission Corporation (Exhibit 10 to the Corporation's Registration Statement on Form S-2
          (File No. 2-99315) is hereby incorporated by reference.)

10. (h) Underground Storage Service Agreement dated October 3, 1984 between Valley Gas Company and Penn-York Energy Corporation (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

10. (i) Underground storage service agreement dated August 19, 1983 between Valley Gas Company and Penn-York Energy Corporation (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1983 is hereby incorporated by reference.

10. (j) Service agreement for storage of LNG dated June 30, 1982 between
          Valley Gas Company and Algonquin LNG, Inc. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1982 is hereby incorporated by reference.)

10. (k) Contract for the purchase of natural gas dated March 1, 1981, between Valley Gas Company and Tennessee Gas Pipeline Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

10. (l) Storage Service Transportation contract dated May 15, 1981, between Valley Gas Company and Tennessee Gas Pipeline Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

10. (m) Storage Service Transportation contract dated May 26, 1981, between Valley Gas Company and Tennessee Gas Pipeline Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

10. (n) Storage Service Agreement dated February 18, 1980, between Valley
          Gas Company and Consolidated Gas Supply Corporation (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

10. (o) Loan Agreement dated July 18, 1991 between Valley Resources, Inc.
          and Fleet National Bank (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1991 is hereby incorporated by reference.)

10. (p) Gas Sales Agreement dated June 15, 1992 between Aquila Energy
          Marketing Corporation and Valley Gas Company. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is incorporated herein by reference.)

10. (q) Gas Sales Agreement dated June 8, 1992 between Natural Gas
          Clearinghouse and Valley Gas Company. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is incorporated herein by reference).

13.     Annual Report to Stockholders.

21. Subsidiaries of the Registrant. (Exhibit 21 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1993 is incorporated herein by reference.)

23.     Consent of Grant Thornton LLP.

27.     Financial Data Schedule.

(b) Form 8-K was not required to be filed for the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALLEY RESOURCES, INC. AND SUBSIDIARIES

Date:  November 27, 1995     By  S\K. W. Hogan
                                 Kenneth W. Hogan
                                 Senior Vice President, Chief Financial Officer
                                 & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   November 27, 1995        S/A. P. Degen
                                 Alfred P. Degen, President and
                                   Chief Executive Officer

Date:   November 27, 1995        S\K. W. Hogan
                                 Kenneth W. Hogan, Senior Vice President,
                                  Chief Financial Officer & Secretary

Date:   November 27, 1995        S\E. N. Agresti
                                 Ernest N. Agresti, Director

Date:   November 27, 1995
                                 Melvin G. Alperin, Director

Date:   November 27, 1995
                                 C. Hamilton Davison, Director

Date:   November 27, 1995        S\D. A. DeAngelis
                                 Don A. DeAngelis, Director

Date:   November 27, 1995
                                 James M. Dillon, Director

Date:   November 27, 1995        S\J. K. Farnum
                                 Jonathan K. Farnum, Director

Date:   November 27, 1995        S\J. F. Guthrie, Jr.
                                 John F. Guthrie, Jr., Director

Date:   November 27, 1995
                                 Eleanor M. McMahon, Director

                     VALLEY RESOURCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE VIII

                Fiscal Years Ended August 31, 1995, 1994 and 1993

             Column A               Column B                     Column C                  Column D           Column E

                                                                 Additions
                                   Balance at            (1)                (2)             Deductions       Balance at
                                   Beginning of     Charged to Costs     Charged to            from            End of
            Description              Period            and Expenses    Other Accounts       Reserves           Period
1995
Allowance for doubtful accounts     $653,927          $1,274,238        $104,176 (a)      $1,376,390 (b)       $655,951

1994
Allowance for doubtful accounts     $592,504          $  959,404        $ 66,073 (a)        $964,054 (b)       $653,927

1993
Allowance for doubtful accounts     $409,351          $1,074,391        $ 87,702 (a)        $978,940 (b)       $592,504





Notes:  (a)  Collections on accounts previously charged off.
        (b)  Accounts charged off.

               Report of Independent Certified Public Accountants
                       on Consolidated Financial Schedule



To the Shareholders of
Valley Resources, Inc.


     In connection with our audit of the consolidated financial statements of Valley Resources, Inc. and subsidiaries referred to in our report dated September 22, 1995 (except for Note G, as to which the date is October 18,
1995), which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also examined the schedule listed in the index at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                             GRANT THORNTON LLP





Boston, Massachusetts
September 22, 1995
(Except for Note G, as to
 which date is October 18, 1995)