Form 10-Q
period 1995-11-30
VALLEY RESOURCES INC /RI/
filed 1996-01-12
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                             Outstanding at
                 Class of Common Stock       Nov. 30, 1995

                       $1 Par Value            4,251,286

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                NOVEMBER 30, 1995
                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations--for the
          three-months ended November 30, 1995 and
          1994..............................................................  3

          Consolidated Condensed Balance Sheets--November 30,
          1995 and August 31, 1995......................................  4 & 5

          Consolidated Condensed Statements of Cash Flows--for
          the three-months ended November 30, 1995 and 1994.................  6

          Notes to Consolidated Condensed Financial Statements..............  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  8

Item 6(a) Exhibits..........................................................  9


PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............  9

Item 6.   Exhibits and Reports on Form 8-K..................................  9

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                                 For the 3 Months Ended
                                                Nov. 30          Nov. 30
                                                  1995             1994
                                                     (in thousands)
                                                   (except share and
                                                    per share numbers)
Operating Revenues:
   Utility Gas Revenues ...................   $     9,398    $     9,980
   Nonutility Revenues ....................         4,697          4,794
             Total ........................        14,095         14,774
Operating Expenses:
   Cost of Gas Sold .......................         5,052          5,669
   Cost of Sales - Nonutility .............         3,316          3,365
   Operations .............................         4,268          4,256
   Maintenance ............................           389            384
   Depreciation and Amortization ..........           712            680
   Taxes - Other Than Federal Income ......           831            876
         - Federal Income .................          (480)          (468)
             Total ........................        14,088         14,762
Operating Income ..........................             7             12
Other Income - Net of Tax .................            37              4
Total Income ..............................            44             16
Interest Charges:
   Long-Term Debt .........................           469            510
   Other ..................................           350            241
             Total ........................           819            751
Net Loss ..................................   $      (775)   $      (735)

Average Number of Common Shares Outstanding     4,243,663      4,216,608

Loss Per Average Common Share Outstanding .        ($0.18)        ($0.17)

Dividends Declared on Common Stock ........         $0.18         $0.175




The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                                         (Unaudited)
                                                          Nov. 30,   Aug. 31,
                                                            1995       1995
                                                             (in thousands)
ASSETS
Utility Plant - Net ....................................   $48,607   $47,411
Leased Property - Net ..................................     1,825     2,014
Nonutility Property-Net ................................     3,548     3,547
Other Investments ......................................     1,459     1,461
Current Assets:
   Cash ................................................       894       455
   Accounts Receivable - Net ...........................     9,895    10,686
   Deferred Unbilled Gas Costs .........................     1,585       434
   Fuel and Other Inventories (Note 3) .................     5,790     5,385
   Prepayments .........................................       741     1,159
   Common Stock held for Dividend Reinvestment-amounting
     to 9,511 and 26,190 shares respectively (Note 4) ..       104       290
           Total .......................................    19,009    18,409
Deferred Debits:
   Recoverable Postretirement Benefits .................       771       693
   Recoverable Vacations Accrued .......................       916       847
   Unamortized Debt Discount and Expense ...............     1,567     1,581
   Prepaid Pensions ....................................     5,660     5,546
   Recoverable Deferred FIT ............................     5,778     5,713
   Recoverable Transition Obligation ...................     1,325     1,325
   Other ...............................................     4,106     3,791
                                                            20,123    19,496
           Total .......................................   $94,571   $92,338



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                             (Unaudited)
                                               Nov. 30,     Aug. 31,
                                                  1995         1995
                                                   (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock ...........................   $  4,261    $  4,261
   Paid In Capital ........................     18,029      18,039
   Retained Earnings ......................      5,298       6,835
   Less: Accounts Receivable from ESOP ....     (3,142)     (3,142)
           Total Common Stock Equity ......     24,446      25,993
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022     21,057      21,072
   9% Notes Payable, Due 1999 .............      2,139       2,139
   Note Payable ...........................      1,405       1,405
           Total Long-Term Debt ...........     24,601      24,616
                  Total Capitalization ....     49,047      50,609
Obligation Under Capital Lease ............      1,067       1,255
Current Liabilities:
   Current Maturities of Long-Term Debt ...        500         500
   Obligation Under Capital Lease .........        758         759
   Notes Payable ..........................     16,000      11,900
   Accounts Payable .......................      4,504       4,321
   Security Deposits & Refund Obligations .      1,156       1,162
   Taxes Accrued (Debit) ..................       (518)        508
   Deferred Fuel Costs ....................      2,598       3,151
   Accrued Interest .......................      1,120         655
   Other ..................................      1,063         976
           Total ..........................     27,181      23,932
Commitments and Contingencies
Deferred Credits ..........................      6,586       6,451
Deferred Federal Income Taxes .............     10,690      10,091
                                              $ 94,571    $ 92,338

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                   For the 3 Months
                                                                         Ended
                                                                   Nov. 30,    Nov. 30,
                                                                    1995        1994
                                                                     (in thousands)
Cash Flows from Operating Activities:
   Net Loss ...................................................   $  (775)   $  (735)
   Adjustments to Reconcile Net Loss to Net Cash used in
   Operating Activities:
     Depreciation and Amortization ............................       712        680
     Provision for Uncollectibles .............................       337        295
     Deferred Federal Income Taxes ............................       521        421
   Change in Assets and Liabilities:
     Accounts Receivable ......................................       454     (1,761)
     Deferred Fuel Costs ......................................      (553)       515
     Unbilled Gas Costs .......................................    (1,151)      (850)
     Fuel and Other Inventories ...............................      (405)      (688)
     Other Current Assets .....................................       489        380
     Accounts Payable, Accrued Expenses and Current Liabilities      (849)      (842)
     Other - Net ..............................................       256        246
           Net Cash (Used) by Operating Activities ............      (964)    (2,339)
   Cash Flows from Investing Activities:
   Utility Capital Expenditures ...............................    (1,760)    (1,182)
   Nonutility Capital Expenditures ............................      (148)      (188)
   Other Investments ..........................................        (3)        (2)
           Net Cash (Used) by Investing Activities ............    (1,911)    (1,372)
Cash Flows from Financing Activities:
     Dividends Paid ...........................................      (762)      (738)
     Capital Stock Transactions ...............................        (9)       101
     Retirement of Long-Term Debt .............................       (15)       (88)
     Increase in Notes Payable ................................     4,100      4,700
           Net Cash Provided by Financing Activities ..........     3,314      3,975

Net Increase in Cash ..........................................       439        264
Cash - Beginning ..............................................       455        587
Cash - Ending .................................................   $   894    $   851

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest .................................................   $   355    $   261
     Federal Income Taxes .....................................   $   -0-    $   130
   Capital Lease Obligations Incurred .........................   $   -0-    $    57

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1

     The Corporation computes its loss per average common share based on the weighted average number of shares outstanding during the period.

Note 2

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at November 30, 1995, the results of operations for the three-months ended November 30, 1995 and 1994 and Statements of Cash Flows for the three-months ended November 30, 1995 and 1994.

     The results of operations for the three-month periods ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3

Inventories - Fuel and Other Inventories:
                     (in Thousands)                     November 30   August 31
                                                           1995          1995
Fuels (at average cost) ..............................    $3,549       $3,255
Merchandise and Other (at average cost) ..............     1,050        1,052
Merchandise (at LIFO) ................................     1,191        1,078
                                                          $5,790       $5,385



Note 4

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations

     Utility gas revenues for the three months ended November 30, 1995, totaled $9,398,500, a 6 percent decrease when compared to the same period in fiscal 1995. The revenue decrease is the result of increased gas sales offset by a reduction in Purchased Gas Price Adjustment (PGPA) revenues and seasonal revenues.

     Base revenues from firm customers, exclusive of the PGPA, increased 4 percent over the prior year as a result of increased gas sales. Sales to firm customers totaled 1,180,500 Mcf, an increase of 5 percent when compared to fiscal 1995. The primary contributors to this increase are colder weather and increased customers. Weather, as measured by degree days, was 6 percent colder than the prior year. At November 30, 1995, there were 60,919 utility customers versus 60,240 at November 30, 1994.

     Seasonal and dual-fuel gas sales decreased 13 percent for the three months ended November 30, 1995 when compared to the prior year. Seasonal sales increase and decrease depending on availability of gas and the price of competitive fuels. The margin on seasonal sales are passed through to firm customers through the PGPA.

     Valley Gas also transports natural gas owned by customers on their behalf. The revenues generated from the transportation of natural gas for others increased $13,400 for the three-months ended November 30, 1995, when compared with the results from the prior year.

     Nonutility revenues totaled $4,696,600 for the three months ended November 30, 1995, a decrease of 2 percent when compared to the prior year. Revenues from retail sales decreased 13 percent and wholesale revenues decreased 1 percent which were partially offset by a 4 percent increase in service contract and rental revenues when compared to the corresponding fiscal 1995 period. Retail sales volume decreased while improvements in service contract and rental revenues were the result of price increases. Propane revenues decreased 4 percent, despite increased gallons sold, when compared with the prior year as a result of price competition.

     Operating expenses for the three-month period were affected primarily by the cost of gas sold and operation expenses. The cost of gas sold decreased 11 percent when compared with the results of the prior year as a result of the flow through of the prior years over collection of gas cost. Other operation expenses remained flat as a result of cost control efforts when compared to fiscal 1995.

     Interest expense totaled $819,600 for the three-months ended November 30, 1995, an increase of 9 percent over the prior year. The increase in interest expense was the result of increases in short-term borrowing rates and loan balances.


Liquidity and Capital Resources

     Operations during the first quarter typically do not generate sufficient cash to meet gas costs and construction requirements. Management believes the available financings are sufficient to meet cash requirements. The available borrowings under lines of credit at November 30, 1995 were $11,000,000.

     On November 20, 1995, the Rhode Island Public Utilities Commission ("RIPUC") authorized the Utilities to adjust its tariffs to collect an additional $1.2 million. This rate increase should favorably impact liquidity in fiscal 1996.

     A receivable lag that is generally experienced during the first fiscal quarter should be reversed in the second fiscal quarter and revenues should increase as a result of colder weather. Also, construction expenditures should be reduced during the second fiscal quarter due to restraints caused by weather having a favorable effect upon cash flow.

                               PART I - ITEM 6(a)

Item 6 (a) - Exhibits

27.  Financial Data Schedule

                           PART II: OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Valley Resources, Inc. was held on December 12, 1995, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors were elected by the following vote:


                                                    Shares             Shares
                                                     Voted              Voted
                                                     "For"           "Withheld"
James M. Dillon ........................           3,145,836           41,022
Jonathan K. Farnum .....................           3,160,504           26,354
John F. Guthrie, Jr ....................           3,155,223           31,635


Item 6 - Exhibits and Reports on Form 8-K

       (a)   None.

       (b)   The Company did not file a Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                 S/K. W. Hogan
                             __________________________________________________
                                                  K. W. Hogan
                             Senior Vice President, Chief Financial Officer and
                                Secretary


January 12, 1996