Form 10-Q
period 1996-02-29
VALLEY RESOURCES INC /RI/
filed 1996-04-12
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

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

                            Yes X .           No ___.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                    Outstanding at
              Class of Common Stock                February 29, 1996

                   $1 Par Value                        4,264,202

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                FEBRUARY 29, 1996

                                                                       Page of
                                                                      Form 10-Q

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three- and six-months ended February 29, 1996
              and 1995......................................................  3

              Consolidated Condensed Balance Sheets--February 29,
              1996 and August 31, 1995....................................4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the six-months ended February 29, 1996 and 1995...............  6

              Notes to Consolidated Condensed Financial Statements..........  7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  8

Item 6(a)     Exhibits......................................................  9


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K..............................  9

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                             3 Months Ended             6 Months Ended
                                         Feb. 29,     Feb. 28,    Feb. 29,      Feb. 28,
                                           1996         1995        1996          1995
                                        (in thousands except share and per share numbers)


Operating Revenues:
   Utility Gas Revenues                $   24,563   $   21,838  $    33,962   $   31,818
   Nonutility Revenues                      5,687        5,127       10,383        9,921
             Total                         30,250       26,965       44,345       41,739
Operating Expenses:
   Cost of Gas Sold                        12,746       12,140       17,798       17,810
   Cost of Sales - Nonutility               3,961        3,515        7,277        6,879
   Operations                               4,713        4,576        8,981        8,831
   Maintenance                                414          429          803          813
   Depreciation and Amortization              750          671        1,462        1,352
   Taxes - Other Than Federal Income        1,321        1,276        2,153        2,152
      - Federal Income                      1,889        1,198        1,409          730
Total                                      25,794       23,805       39,883       38,567
Operating Income                            4,456        3,160        4,462        3,172
Other Income - Net of Tax                     233           35          271           39
Total Income                                4,689        3,195        4,733        3,211
Interest Charges:
   Long-Term Debt                             479          490          948          999
   Other                                      355          323          706          565
             Total                            834          813        1,654        1,564
Net Income                             $    3,855   $    2,382   $    3,079   $    1,647
Average Number of Common
  Shares Outstanding                    4,258,330    4,216,727    4,250,996    4,216,667

Earnings Per Average Common Share
  Outstanding                          $     0.91   $     0.56   $     0.72   $     0.39

Dividends Declared on Common Stock     $     0.18   $    0.175   $     0.36   $     0.35



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                         (Unaudited)
                                                           Feb. 29,  Aug. 31,
                                                            1996       1995
                                                             (in thousands)

ASSETS
Utility Plant - Net                                        $48,679   $47,411
Leased Property - Net                                        1,732     2,014
Nonutility Property-Net                                      3,550     3,547
Other Investments                                            1,473     1,461
Current Assets:
   Cash                                                      1,096       455
   Accounts Receivable - Net                                16,283    10,686
   Deferred Unbilled Gas Costs                               1,815       434
   Fuel and Other Inventories (Note 3)                       3,511     5,385
   Prepayments                                                 417     1,159
   Common Stock held for Dividend Reinvestment-amounting
     to 3,682 and 26,190 shares respectively (Note 4)           41       290
           Total                                            23,163    18,409
Deferred Debits:
   Recoverable Postretirement Benefits                         726       693
   Recoverable Vacations Accrued                               758       847
   Unamortized Debt Discount and Expense                     1,552     1,581
   Prepaid Pensions                                          5,858     5,546
   Recoverable Deferred FIT                                  5,923     5,713
   Recoverable Transition Obligation                         1,325     1,325
   Other                                                     3,652     3,791
                                                            19,794    19,496
           Total                                           $98,391   $92,338


The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

                                             (Unaudited)
                                               Feb. 29,    Aug. 31,
                                                 1996        1995
                                                 (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                $ 4,268     $ 4,261
   Paid In Capital                              18,088      18,039
   Retained Earnings                             8,388       6,835
   Less: Accounts Receivable from ESOP          (3,142)     (3,142)
           Total Common Stock Equity            27,602      25,993
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022     20,247      21,072
   9% Notes Payable, Due 1999                    2,139       2,139
   Notes Payable                                 3,605       1,405
           Total Long-Term Debt                 25,991      24,616
                  Total Capitalization          53,593      50,609
Obligation Under Capital Lease                   1,107       1,255
Current Liabilities:
   Current Maturities of Long-Term Debt            500         500
   Obligation Under Capital Lease                  625         759
   Notes Payable                                13,300      11,900
   Accounts Payable                              5,786       4,321
   Security Deposits & Refund Obligations        1,096       1,162
   Taxes Accrued                                 1,659         508
   Deferred Fuel Costs                           1,847       3,151
   Accrued Interest                                577         655
   Other                                           909         976
           Total                                26,299      23,932
Commitments and Contingencies
Deferred Credits                                 6,429       6,451
Deferred Federal Income Taxes                   10,963      10,091
                                              $ 98,391    $ 92,338

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                                   For the 6 Months
                                                                         Ended
                                                                  Feb. 29,    Feb.28,
                                                                      (in thousands)
Cash Flows from Operating Activities:
   Net Income                                                     $ 3,079    $ 1,647
   Adjustments to Reconcile Net Income to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                  1,462      1,352
     Provision for Uncollectibles                                     672        601
Deferred Federal Income Taxes                                         774        663
   Change in Assets and Liabilities:
     Accounts Receivable                                           (6,269)    (6,981)
     Deferred Fuel Costs                                           (1,304)     2,568
     Unbilled Gas Costs                                            (1,381)    (1,037)
     Fuel and Other Inventories                                     1,874      1,104
     Other Current Assets                                             679        376
     Accounts Payable, Accrued Expenses and Current Liabilities     2,550      2,468
     Other - Net                                                      (54)       233
           Net Cash Provided by Operating Activities                2,082      2,994
   Cash Flows from Financing Activities:
   Utility Capital Expenditures                                    (2,435)    (1,840)
Nonutility Capital Expenditures                                      (298)      (375)
   Other Investments                                                  (12)       (13)
           Net Cash (Used) by Investing Activities                 (2,745)    (2,228)
Cash Flows from Financing Activities:
     Dividends Paid                                                (1,527)    (1,474)
Capital Stock Transactions                                             56         71
     Issuance of Long Term Debt                                     2,200        -0-
     Retirement of Long-Term Debt                                    (825)    (1,180)
     Increase in Notes Payable                                      1,400      3,200
           Net Cash Provided by Financing Activities                1,304        617

Net Increase in Cash                                                  641      1,383
Cash - Beginning                                                      455        587
Cash - Ending                                                     $ 1,096    $ 1,970

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                     $ 1,732    $ 1,656
     Federal Income Taxes                                         $  - 0-    $   130
   Capital Lease Obligations Incurred                             $    99    $   111

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1

     The Corporation computes earnings per average common share based on the weighted average number of shares outstanding during the period.

Note 2

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of February 29, 1996 the results of operations for the three- and six-months ended February 29, 1996 and 1995 and Statement of Cash Flows for the six-months ended February 29, 1996 and 1995.

     The results of operations for the three- and six-month periods ended February 29, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3


Inventories - Fuel and Other Inventories:
              (in Thousands)

                                                                           (Unaudited)
                                                                           February 29,          August 31,
                                                                               1996               1995

       Fuels (at average cost)                                                $1,311               $3,255
       Merchandise and Other (at average cost)                                 1,035                1,052
       Merchandise (at LIFO)                                                   1,165                1,078
                                                                              $3,511               $5,385


Note 4

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

                                PART I - ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Utility gas revenues for the three months ended February 29, 1996, the second fiscal quarter, totaled $24,563,300, an increase of 12 percent over the same period in fiscal 1995. For the six months ended February 29, 1996, utility gas revenues increased 7 percent when compared to the same period in fiscal 1995 and totaled $33,961,800. The revenue increases for the three and six month periods were the result of increased gas sales, rate relief and increased customers, partially offset by a reduction in the revenue generated through the purchased gas price adjustment clause (PGPA). Six month revenues were also impacted by a reduction in seasonal revenues.

     Gas sales to firm customers in fiscal 1996 totaled 3,678,300 Mcf for the three month period and 4,858,800 Mcf for the six-months ended February 29,1996. Gas sales for the three month period represent an increase of 20 percent over the prior year period and for the six month period were 16 percent greater than the prior year period. Colder weather, rate relief and increased customers are responsible for the sales increases. Weather, as measured by degree days, for the second quarter was 17 percent colder than the prior year period and 6 percent colder than normal. For the six-months ended February 29, 1996, the weather was 15 percent colder than the prior year period and 2 percent colder than normal. At February 29, 1996, there were 62,419 utility customers versus 61,609 at February 28, 1995.

     In November 1995, the utility subsidiaries were authorized to adjust their rate tariffs to recover an additional $1.1 million in revenues. The new tariffs contributed approximately $350,000 to the increase in utility revenues during the second fiscal quarter.

     Seasonal and dual-fuel gas sales decreased for the three- and six-months ended February 29, 1996, when compared to the prior year periods. Seasonal sales are dependent on availability of gas and the price of competitive fuels. The margins on seasonal sales are passed through to firm customers through the PGPA.

     Valley Gas transports natural gas owned by customers if delivered to Valley Gas's gate station. Transportation revenues decreased $26,700 and $13,300 for the three- and six-month periods, respectively.

     Nonutility revenues totaled $5,687,000 and $10,383,600 for the three- and six-months ended February 29, 1996, respectively. Nonutility revenues for the second fiscal quarter were 11 percent greater than the 1995 period and for the six month period nonutility sales were 5 percent greater than the prior year period. The continuing focus of Vamco on the commercial and industrial market led to an increase in retail sales volume. This increase was slightly offset by a reduction in wholesale revenues. Wholesale revenues decreased due to a reduction in units sold. Service contract and rental revenues increased for both the three- and six-month periods when compared to the prior year as a result of new customers and price increases. Propane revenues for the three- and six-months ended February 29, 1996, increased as a result of increased gallons sold. The colder weather and sales to the construction heating market were the primary contributors to the increase in propane sales.

     The cost of gas sold increased 5 percent for the three-month period but remained flat for the six-month period when compared to fiscal 1995. The cost of gas sold was impacted by higher gas prices and increased usage of natural and supplemental fuels as a result of increased gas sales brought about by more customers and colder weather. The increase in the cost of gas sold was partially offset by the prior fiscal year over-recovery of gas costs that are being returned to customers through the workings of the PGPA in fiscal 1996.

     The nonutility cost of sales increased as a result of the increased level of retail sales in the commercial and industrial market. Other operation expenses remained flat for both the three- and six-month periods when compared to fiscal 1995.

     Other income increased $198,500 and $232,200 for the three- and six-months ended February 29, 1996, respectively, over the prior fiscal periods as a result of off-system natural gas sales. Off -system sales are natural gas sales arranged by the utility to customers outside the franchise area at market clearing prices. Gas is available for sale through acquisition rights available to the utility and from supplies not required to meet firm customer demand. The opportunities for off-system sales are dependent upon market demand and the ability of other suppliers to meet their delivery requirements. As a result, the ability to effect this market is beyond the Corporation's total control. While Valley will continue to make excess gas supplies and transportation capacity available to this new market, there is no assurance that this level of off-system sales opportunities will continue.

     Interest expense increased by 3 percent and 6 percent for the three- and six-months ended February 29, 1996, respectively, over the prior fiscal periods. The increase in interest expense was the result of increases in short-term borrowings.

Liquidity and Capital Resources

     During the second fiscal quarter the liquidity position of the Corporation improved over the first quarter as a result of increased revenues from colder weather during the winter period, rate relief and the reversal of the first quarter lag in receivables. The issuance of a revolving credit arrangement and increased short-term borrowings also favorably impacted liquidity. Management believes the available financings are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at February 29, 1996, were $13,700,000.

     On November 20, 1995, the Rhode Island Public Utilities Commission authorized the utilities to adjust their tariffs to collect an additional $1.1 million in revenue annually. This rate increase favorably impacted liquidity during the second fiscal quarter.

     Construction expenditures declined during the second fiscal quarter due to constraints caused by the weather, thereby adding favorably to liquidity.

     The liquidity position of the Corporation is anticipated to remain stable in the third quarter as winter bills are liquidated. Cash expended on the construction program will increase; however, this increased cash requirement should be offset by cash flows from the payment of winter bills.

                               PART I - ITEM 6(a)

Item 6(a) - Exhibits

27.  Financial Data Schedule

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  None.
(b)  The Company did not file a Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                  ____________________________________________
                                             K. W. Hogan
                                  Senior Vice President, Chief Financial Officer
                                    and Secretary






April 12, 1996