Form 10-K/A
period 1995-08-31
VALLEY RESOURCES INC /RI/
filed 1996-04-16
CIK 102710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10K/A

                           AMENDMENT TO ANNUAL REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-7924

                               VALLEY RESOURCES, INC.
                               ----------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT TO 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended August 31, 1995 on Form 10-K as set forth in the pages attached hereto.


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   3.  Exhibits

          28.  Additional Exhibits

               Annual Report on Form 11-K of Valley Gas Company Employees Savings Plan for the plan year ended December 31, 1995.

               Annual Report on Form 11-K of Valley Gas Company Union Employees Savings Plan for the plan year ended December 31, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VALLEY RESOURCES, INC.


 Date    April 16, 1996            By            S/K. W. Hogan
                                     ------------------------------------------
                                                   K. W. Hogan
                                        Sr. Vice President, CFO & Secretary

                                    FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

( ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended

                                         OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from January 1, 1995 to December 31, 1995 Commission file number 1-7924

                               VALLEY GAS COMPANY
                             EMPLOYEES SAVINGS PLAN

                             ----------------------
                              (Full Title of Plan)


                             VALLEY RESOURCES, INC.

          ------------------------------------------------------------
          (Name of Issuer of the Securities held Pursuant to the Plan)



                                1595 Mendon Road
                         Cumberland, Rhode Island 02864

                   ----------------------------------------
                   (Address of Principal Executive Officer)

Financial Statements and Exhibits
- ---------------------------------

a)  Financial Statements:                                         Page Number
                                                                  -----------

      Report of Independent Certified Public
        Accountants                                                   F-1

      Statements of Financial Condition as of
        December 31, 1995 and 1994                                 F-2 - F-3

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1995, 1994 and 1993                           F-4 - F-6

      Notes to Financial Statements                                F-7 - F-13

      Schedules:

         I - Investments - Other, See Note E of Notes to Financial Statements

      Schedules II and III have been omitted
           because the required information is shown in the financial statements

    b)  Exhibits:

        24d)  Consent of Independent Certified Public Accountants

                 Report of Independent Certified Public Accounts
                 -----------------------------------------------


Administrator of the Valley Gas Company
  Employees Savings Plan



     We have audited the accompanying statements of financial condition of Valley Gas Company Employees Savings Plan as of December 31, 1995 and 1994, and the related statements of income and changes in plan equity for each of three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Valley Gas Company Employees Savings Plan as of December 31, 1995 and 1994, and the income and changes in plan equity for each of three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                               S/Grant Thornton LLP
                                                 GRANT THORNTON LLP


Boston, Massachusetts
March 15, 1996

                                       Valley Gas Company Employees Savings Plan

                                           STATEMENTS OF FINANCIAL CONDITION

                                                   December 31, 1995


                                                   GALAXY           GALAXY
                                     MONEY       SHORT-TERM         EQUITY      VALLEY RESOURCES
                                    MARKET          BOND            INCOME           STOCK
ASSETS                               FUND           FUND             FUND            FUND           TOTAL
- ------                               ----           ----             ----            ----           -----
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 199,184
  Shares (Cost $2,380,386.04)                                                   $2,166,126.00   $2,166,126.00
  Other (Note E)                  $      0.00     $265,528.61     $987,401.25            0.00    1,252,929.86
                                  -----------     -----------     -----------   -------------   -------------

     Total Investments                   0.00      265,528.61      987,401.25    2,166,126.00    3,419,055.86


Cash                                   327.00          216.40          579.70          693.90        1,817.00
Money Market                       282,360.52        2,164.47        8,253.04        9,776.33      302,554.36
Interest Receivable                  1,213.83            0.00            0.00           44.58        1,258.41
Dividends Receivable                     0.00        1,266.07           36.54       35,853.12       37,155.73
Contributions Receivable               896.30          875.40        3,316.30        7,456.00       12,544.00
                                  -----------     -----------     -----------   -------------   -------------

     Total Assets                 $284,797.65     $270,050.95     $999,586.83   $2,219,949.93   $3,774,385.36
                                  ===========     ===========     ===========   =============   =============


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments
 (Notes A and F)                  $284,797.65     $270,050.95     $999,586.83   $2,219,949.93   $3,774,385.36
                                  -----------     -----------     -----------   -------------   -------------

     Total Liabilities
     and Equity                   $284,797.65     $270,050.95     $999,586.83   $2,219,949.93   $3,774,385.36
                                  ===========     ===========     ===========   =============   =============


The accompanying Notes are an integral part of these statements.

                                     Valley Gas Company Employees Savings Plan

                                         STATEMENTS OF FINANCIAL CONDITION

                                                 December 31, 1994

                                                       GALAXY          GALAXY
                                        MONEY        SHORT-TERM        EQUITY      VALLEY RESOURCES
                                        MARKET          BOND           INCOME           STOCK
ASSETS                                   FUND           FUND            FUND             FUND          TOTAL
- ------                                   ----           ----            ----             ----          -----
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 172,048
  Shares (Cost $2,076,644.98)                                                      $2,043,070.00   $2,043,070.00
Other (Note E)                       $      0.00     $320,768.35     $617,947.44            0.00      938,715.79
                                     -----------     -----------     -----------   -------------   -------------

Total Investments                           0.00      320,768.35      617,947.44    2,043,070.00    2,981,785.79


Cash                                        0.00            0.00            0.00            0.00            0.00
Money Market                          237,104.50        1,881.59        3,600.80       90,213.79      332,800.68
Interest Receivable                       990.30            0.00            0.00          404.47        1,394.77
Dividends Receivable                        0.00        1,486.79           29.48       30,108.40       31,624.67
Contributions Receivable                  888.50        1,167.50        2,828.30        9,106.70       13,991.00
                                     -----------     -----------     -----------   -------------   -------------

     Total Assets                    $238,983.30     $325,304.23     $624,406.02   $2,172,903.36   $3,361,596.91
                                     ===========     ===========     ===========   =============   =============



LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and F)                            $238,983.30     $325,304.23      $624,406.02   $2,172,903.36   $3,361,596.91
                                    -----------     -----------      -----------   -------------   -------------

     Total Liabilities
     and Equity                     $238,983.30     $325,304.23      $624,406.02   $2,172,903.36   $3,361,596.91
                                    ===========     ===========      ===========   =============   =============


The accompanying Notes are an integral part of these statements.

                                   Valley Gas Company Employees Savings Plan

                                STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                     For The Year Ended December 31, 1995

                                                    GALAXY          GALAXY
                                      MONEY       SHORT-TERM        EQUITY     VALLEY RESOURCES
                                      MARKET         BOND           INCOME          STOCK
                                       FUND          FUND            FUND           FUND             TOTAL
                                       ----          ----            ----           ----             -----

Investment Income:
     Common Stock                  $      0.00    $ 16,891.62    $ 54,191.13     $ 135,770.33     $ 206,853.08
     Interest                        13,502.22         138.70         499.51         1,874.02        16,014.45
                                   -----------    -----------    -----------     ------------     ------------
      Total Investment Income        13,502.22      17,030.32      54,690.64       137,644.35       222,867.53

Net Realized Gain/(Loss) on
     Disposition of
     Investments (Note G)                 0.00      (1,637.11)          0.00        (3,119.99)       (4,757.10)
                                   -----------    -----------    -----------     ------------     ------------
Unrealized Appreciation
     (Depreciation) of
     Investments (Notes A
     and F)                               0.00      15,447.03     178,176.74      (180,685.06)       12,938.71
                                   -----------    -----------    -----------     ------------     ------------
Contributions (Note A)
     Participants                    31,176.60      26,197.10      87,587.60       130,934.70       275,896.00
     Valley Gas Company                   0.00           0.00           0.00        91,669.00        91,669.00
                                   -----------    -----------    -----------     ------------     ------------
      Total Contributions            31,176.60      26,197.10      87,587.60       222,603.70       367,565.00
                                   -----------    -----------    -----------     ------------     ------------
Miscellaneous                             0.00       1,607.34       5,836.86             0.00         7,444.20
                                   -----------    -----------    -----------     ------------     ------------
      Total Net Additions            44,678.82      58,644.68     326,291.84       176,443.00       606,058.34
                                   -----------    -----------    -----------     ------------     ------------
Withdrawals                          (1,994.82)    (68,094.62)       (500.55)     (129,064.90)     (199,654.89)
                                   -----------    -----------    -----------     ------------     ------------
      Total Deductions               (1,994.82)    (68,094.62)       (500.55)     (129,064.90)     (199,654.89)
                                   -----------    -----------    -----------     ------------     ------------
       Net Increase                  42,684.00      (9,449.94)    325,791.29        47,378.10       406,403.45

Plan Equity:
     Beginning of Year              238,983.30     325,304.23     624,406.02     2,172,903.36     3,361,596.91
     Inter-Plan/Inter-Fund
       Transfers                      3,130.35     (45,803.34)     49,389.52          (331.53)        6,385.00
                                   -----------    -----------    -----------     ------------     ------------
     End of Year                   $284,797.65    $270,050.95    $999,586.83    $2,219,949.93    $3,774,385.36
                                   ===========    ===========    ===========    =============    =============

The accompanying Notes are an integral part of these statements.

                                   Valley Gas Company Employees Savings Plan

                                STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                     For The Year Ended December 31, 1994

                                                    GALAXY          GALAXY
                                      MONEY       SHORT-TERM        EQUITY     VALLEY RESOURCES
                                      MARKET         BOND           INCOME          STOCK
                                       FUND          FUND            FUND           FUND             TOTAL
                                       ----          ----            ----           ----             -----

Investment Income:
    Dividends                       $     0.00    $ 14,175.21    $ 24,890.64    $  115,223.33    $  154,289.18
    Interest                          8,738.42         116.64         321.60         1,907.22        11,083.88
                                    ----------    -----------    -----------    -------------    -------------
     Total Investment Income          8,738.42      14,291.85      25,212.24       117,130.55       165,373.06

Net Realized Gain/(Loss) on
    Disposition of
    Investments (Note G)                  0.00           0.00         532.45             0.00           532.45
                                    ----------    -----------    -----------    -------------    -------------
Unrealized Appreciation
    (Depreciation) of
    Investments (Notes A
    and F)                                0.00     (15,087.88)    (19,898.30)     (389,239.72)     (424,225.90)
                                    ----------    -----------    -----------    -------------    -------------
Contributions (Note A)
    Participants                     22,745.00      28,884.40      79,936.70       148,534.90       280,101.00
    Valley Gas Company                    0.00           0.00           0.00        87,676.00        87,676.00
                                    ----------    -----------    -----------    -------------    -------------
     Total Contributions             22,745.00      28,884.40      79,936.70       236,210.90       367,777.00
                                    ----------    -----------    -----------    -------------    -------------
Miscellaneous                             0.00       1,675.47       4,436.27        (6,430.98)         (319.24)
                                    ----------    -----------    -----------    -------------    -------------
     Total Net Additions             31,483.42      29,763.84      90,219.36       (42,329.25)      109,137.37
                                    ----------    -----------    -----------    -------------    -------------
Withdrawals                            (781.41)          0.00           0.00       (15,524.54)      (16,305.95)
                                    ----------    -----------    -----------    -------------    -------------
     Total Deductions                  (781.41)          0.00           0.00       (15,524.54)      (16,305.95)
                                    ----------    -----------    -----------    -------------    -------------
     Net Increase (Decrease)         30,702.01      29,763.84      90,219.36       (57,853.79)       92,831.42

Plan Equity:
    Beginning of Year               242,324.72     302,054.25     525,086.21     2,198,761.91     3,268,227.09
    Inter-Plan/Inter-Fund
      Transfers                     (34,043.43)     (6,513.86)      9,100.45        31,995.24           538.40
                                   -----------    -----------    -----------    -------------    -------------
    End of Year                    $238,983.30    $325,304.23    $624,406.02    $2,172,903.36    $3,361,596.91
                                   ===========    ===========    ===========    =============    =============

The accompanying Notes are an integral part of these statements.

                                   Valley Gas Company Employees Savings Plan

                                STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                    For The Year Ended December 31, 1993

                                                  GALAXY          GALAXY
                                    MONEY       SHORT-TERM        EQUITY    VALLEY RESOURCES
                                    MARKET         BOND           INCOME         STOCK
                                     FUND          FUND            FUND          FUND            TOTAL
                                     ----          ----            ----          ----            -----

Investment Income:
   Dividends                     $      0.00    $ 14,901.14   $ 20,896.71   $   97,340.13    $  133,137.98
   Interest                         7,021.18         116.34        179.02          675.04         7,991.58
                                 -----------    -----------   -----------   -------------    -------------
    Total Investment Income         7,021.18      15,017.48     21,075.73       98,015.17       141,129.56

Net Realized Gain/(Loss) on
   Disposition of
   Investments (Note G)                 0.00          56.07          0.00          369.79           425.86
                                 -----------    -----------   -----------   -------------    -------------
Unrealized Appreciation
   (Depreciation) of
   Investments (Notes A
   and F)                               0.00       2,535.65     14,312.49     (160,237.28)     (143,389.14)
                                 -----------    -----------   -----------   -------------    -------------
Contributions (Note A)
   Participants                    19,820.00      32,313.90     71,550.40      130,963.70       254,648.00
   Valley Gas Company                   0.00           0.00          0.00       83,249.00        83,249.00
                                 -----------    -----------   -----------   -------------    -------------
    Total Contributions            19,820.00      32,313.90     71,550.40      214,212.70       337,897.00
                                 -----------    -----------   -----------   -------------    -------------
Miscellaneous                         (10.00)      1,488.59      2,765.69       10,264.46        14,508.74
                                 -----------    -----------   -----------   -------------    -------------
    Total Net Additions            26,831.18      51,411.69    109,704.31      162,624.84       350,572.02
                                 -----------    -----------   -----------   -------------    -------------
Withdrawals                        (5,726.47)          0.00          0.00      (25,720.53)      (31,447.00)
                                 -----------    -----------   -----------   -------------    -------------
    Total Deductions               (5,726.47)          0.00          0.00      (25,720.53)      (31,447.00)
                                 -----------    -----------   -----------   -------------    -------------
     Net Increase                  21,104.71      51,411.69    109,704.31      136,904.31       319,125.02

Plan Equity:
   Beginning of Year              223,008.18     242,555.84    410,332.77    2,073,928.92     2,949,825.71
   Inter-Plan/Inter-Fund
     Transfers                     (1,788.17)      8,086.72      5,049.13      (12,071.32)         (723.64)
                                 -----------    -----------   -----------   -------------    -------------
   End of Year                   $242,324.72    $302,054.25   $525,086.21   $2,198,761.91    $3,268,227.09
                                 ===========    ===========   ===========   =============    =============

The accompanying Notes are an integral part of these statements.

                    Valley Gas Company Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Valley Gas Company Employees Savings Plan (the "Plan"), have been prepared in accordance with generally accepted accounting principles as applied to Employee Benefit Plans. The following description of The Valley Gas Company Employees Savings Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
- -------

The plan is a defined contribution plan covering all employees of Valley Gas Company who are not members of the collective bargaining unit and satisfy the eligibility requirements.

Contributions
- -------------

A member may authorize a Basic Employee Contribution from 1% to 12% with a maximum contribution not to exceed $9,240 in any one year.

The employer shall contribute as of December 31, of each plan year from current or accumulated net profits on behalf of each member participating of the Plan on December 31, of each plan year, an amount equal to 50% of the employee contribution made up to 4% of the employee's annual compensation.

Participant Accounts
- --------------------

Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contribution and, (b) plan earnings. Allocations are based on participant earnings or account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account. The plan administrator will pay for substantially all expenses of the plan.

                    Valley Gas Company Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

Vesting
- -------

Participants are immediately vested in their contribution plus actual earning thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100 percent vested after seven years of credited service. If a participant terminates employment for any reason other than disability or retirement, they will be entitled to the full amount of contributions they have deposited plus a percentage of the account balance derived from employer contributions based upon the following schedule:


                                    Years of Service               % Vested
                                    ----------------               --------
                                    Less than 1 year                   -0-%
                                            1                           10
                                            2                           20
                                            3                           30
                                            4                           40
                                            5                           60
                                            6                           80
                                            7                          100

A member will become vested in the Company's matching contribution in accordance with the above schedule upon of disability, death or retirement.

Participant Loans Receivable
- ----------------------------

Member loans are not permitted.

Payment of Benefits
- -------------------

Upon termination of service due to disability, death or retirement, a participant may elect to receive either a lump sum payment equal to the value of the participants vested interest in their account, or equal quarterly or annual installments over a period not to exceed the life expectancy of the member or joint life expectancy of the member and spouse or other beneficiary.

Benefits are recorded when paid.

Valuation of Investments
- ------------------------

Investments are held by a bank-administered trust fund and are stated at their approximate current market value. The difference between current market value and the cost of investments are reflected in the statement of income and changes in plan equity as unrealized appreciation or (depreciation) of fair value of investments.
                                       F-8

                    Valley Gas Company Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

Management Estimates
- --------------------

In preparing the financial statements in conformity to GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Accounting:       The financial statements of the Plan are prepared
                           under the accrual method of accounting.

Eligibility:               Nonunion employees are eligible for membership on
                           either January 1 or July 1 of each Plan year following the date on which they have attained the age of 21 and completion of one year of service.

Normal Retirement
Date:                      The normal retirement age or date will be a member's
                           65th birthday.

Forfeitures:               A member who terminates their employment prior to
                           becoming eligible for benefits and does not have a 100% vested right to Company contributions forfeits the amounts not vested. Forfeitures of discretionary employer contributions will be used to reduce matching employee contributions thereafter required to be made by the employer.

Plan Terminations:         The employer may terminate the Plan at any time.
                           The Plan has no definite termination date. In the event of termination of the Plan by the Employer all amounts credited to participants accounts will vest.

                    Valley Gas Company Employees Savings Plan

                        December 31, 1995, 1994 and 1993


NOTE C - INVESTMENTS

Investments
- -----------

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

A member shall direct the Trustee with respect to the investment of their account in each fund. The plan administrator has investment discretion attributable to employer contributions. Employer contributions are invested in the Valley Resources stock fund. Dividends, interest and contributions that have yet to be invested in that particular fund's assets are temporarily invested in money market accounts.

                    Valley Gas Company Employees Savings Plan

                        December 31, 1995, 1994 and 1993

NOTE C - INVESTMENTS - Continued

      The number of participants in each fund was as follows:

                                                              December 31,
                                                          1995            1994
                                                          ----            ----
Money Market Fund                                          44              42
Galaxy Short-Term Bond Fund                                40              43
Galaxy Equity Income Fund                                  73              56
Valley Resources, Inc. Common Stock Fund                  115             109

The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

NOTE D - TAX STATUS OF PLAN

The Internal Revenue Service has determined and informed the Company by a letter dated August 3, 1987, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC).

NOTE E - INVESTMENTS - OTHER

                                               DECEMBER 31, 1995
                                               -----------------

                                                                 APPROXIMATE
                                                                    MARKET
                                     UNITS          COST            VALUE
                                     -----          ----            -----
The Galaxy Short-Term
  Bond Fund                         26,135      $262,185.63      $265,528.61

The Galaxy Equity
  Income Fund                       64,368      $766,966.22      $987,401.25

                    Valley Gas Company Employees Savings Plan

                        December 31, 1995, 1994 and 1993


NOTE E - INVESTMENTS - OTHER - Continued

                                               DECEMBER 31, 1994
                                               -----------------

                                                                 APPROXIMATE
                                                                    MARKET
                                     UNITS          COST            VALUE
                                     -----          ----            -----
The Galaxy Short-Term
  Bond Fund                         33,137      $332,872.40      $320,768.35
The Galaxy Equity
  Income Fund                       50,776      $575,689.15      $617,947.44

                                             DECEMBER 31, 1993
                                             -----------------

                                                                 APPROXIMATE
                                                                    MARKET
                                     UNITS          COST            VALUE
                                     -----          ----            -----
The Galaxy Short-Term
  Bond Fund                         29,194      $293,917.83      $296,901.66

The Galaxy Equity
  Income Fund                       41,152      $455,532.97      $517,689.56


NOTE F - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS

                              GALAXY       GALAXY
                            SHORT-TERM     EQUITY  VALLEY RESOURCES
                               BOND        INCOME       STOCK
                               FUND         FUND        FUND           TOTAL
                               ----         ----        ----           -----

Balance at Dec. 31, 1992   $    448.18  $ 47,844.10  $ 515,902.03  $ 564,194.31
Change for the year 1993      2,535.65    14,312.49   (160,237.28)  (143,389.14)
                           -----------  -----------  ------------  ------------

Balance at Dec. 31, 1993      2,983.83    62,156.59    355,664.75    420,805.17
Change for the year 1994    (15,087.88)  (19,898.30)  (389,239.72)  (424,225.90)
                           -----------  -----------  ------------  ------------

Balance at Dec. 31, 1994    (12,104.05)   42,258.29    (33,574.97)    (3,420.73)
Change for the year 1995     15,447.03   178,176.74   (180,685.06)    12,938.71
                           -----------  -----------  ------------  ------------

Balance at Dec. 31, 1995   $  3,342.98  $220,435.03  $(214,260.03)  $  9,517.98
                           ===========  ===========  ============   ===========

                    Valley Gas Company Employees Savings Plan

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1995, 1994 and 1993


NOTE G - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS

                                    YEAR ENDED DECEMBER 31, 1995
                                    ----------------------------
                              GALAXY       GALAXY
                            SHORT-TERM     EQUITY  VALLEY RESOURCES
                               BOND        INCOME       STOCK
                               FUND         FUND        FUND           TOTAL
                               ----         ----        ----           -----

Amount Realized            $107,254.00  $     0.00  $  36,980.75   $144,234.75
Cost - Average              108,891.11        0.00     40,100.74    148,991.85
                           -----------  ----------  ------------   -----------

Net Realized Loss          $ (1,637.11) $     0.00  $  (3,119.99)  $ (4,757.10)
                           ===========  ==========  ============   ===========

                                      YEAR ENDED DECEMBER 31, 1994
                                      ----------------------------
                              GALAXY       GALAXY
                            SHORT-TERM     EQUITY  VALLEY RESOURCES
                               BOND        INCOME       STOCK
                               FUND         FUND        FUND           TOTAL
                               ----         ----        ----           -----

Amount Realized            $      0.00   $5,032.00  $       0.00   $  5,032.00
Cost - Average                    0.00    4,499.55          0.00      4,499.55
                           -----------   ---------  ------------   -----------
Net Realized Gain          $      0.00   $  532.45  $       0.00   $    532.45
                           ===========   =========  ============   ===========


                                      YEAR ENDED DECEMBER 31, 1993
                                      ----------------------------
                              GALAXY       GALAXY
                            SHORT-TERM     EQUITY  VALLEY RESOURCES
                               BOND        INCOME       STOCK
                               FUND        FUND         FUND           TOTAL
                               ----        ----         ----           -----

Amount Realized            $  2,068.00   $    0.00  $   3,881.87   $  5,949.87
Cost - Average                2,011.93        0.00      3,512.08      5,524.01
                           -----------   ---------  ------------   -----------
Net Realized Gain          $     56.07   $    0.00  $     369.79   $    425.86
                           ===========   =========  ============   ===========

                                                                    Exhibit 24d







               Consent of Independent Certified Public Accountants
               ---------------------------------------------------

     We have issued our report dated March 15, 1996, accompanying the financial statements of Valley Gas Company Employees Savings Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1995. We hereby consent to the incorporation by reference of said report in the Valley Gas Company Employees Savings Plan Registration Statement on Form S-8/S-3 (File No. 33-33574).




                                            S/Grant Thornton LLP
                                              GRANT THORNTON LLP





Boston, Massachusetts
April 11, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VALLEY GAS COMPANY EMPLOYEES SAVINGS PLAN



                                     S/K. W. Hogan
                                     ------------------------------------------
                                       K. W. Hogan
                                       Senior Vice President, CFO and Secretary





April 16, 1996

                                   FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One) ( ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from January 1, 1995 to December 31, 1995 Commission file number 1-7924




                            VALLEY GAS COMPANY UNION
                             EMPLOYEES SAVINGS PLAN

                             ----------------------
                              (Full Title of Plan)



                             VALLEY RESOURCES, INC.

         ------------------------------------------------------------
         (Name of Issuer of the Securities held Pursuant to the Plan)



                                1595 Mendon Road
                         Cumberland, Rhode Island 02864

                    ---------------------------------------
                    (Address of Principal Executive Office)

Item 9   Financial Statements and Exhibits
         ---------------------------------

a)  Financial Statements:                                          Page Number
                                                                   -----------

         Report of Independent Certified Public
                  Accountants                                       F-1

              Statements of Financial Condition as of
                  December 31, 1995 and 1994                        F-2 - F-3

              Statements of Income and Changes in
                  Plan Equity for the years ended
                  December 31, 1995, 1994 and 1993                  F-4 - F-6

              Notes to Financial Statements                         F-7 - F-14

              Schedules:

              I - Investments - Other, See Note E of Notes
                  to Financial Statements

              Schedules II and III have been omitted
                  because the required information is shown in the financial statements


b)  Exhibits:

         24d)     Consent of Independent Certified Public Accountants

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Administrator of the Valley Gas Company
  Union Employees Savings Plan

     We have audited the accompanying statements of financial condition of Valley Gas Company Union Employees Savings Plan as of December 31, 1995 and 1994, and the related statements of income and changes in plan equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1995 and 1994, and the income and changes in plan equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                               S/Grant Thornton LLP
                                                 GRANT THORNTON LLP


Boston, Massachusetts
March 15, 1996

                               Valley Gas Company Union Employees Savings Plan

                                       STATEMENTS OF FINANCIAL CONDITION

                                              December 31, 1995


                                                    GALAXY        GALAXY
                                        MONEY     SHORT-TERM      EQUITY   VALLEY RESOURCES
                                       MARKET        BOND         INCOME        STOCK
ASSETS                                  FUND         FUND          FUND         FUND           TOTAL
- ------                                  ----         ----          ----         ----           -----
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 35,183
  Shares (Cost $361,594.94)                                                  $382,615.13   $382,615.13
Other (Note E)                     $      0.00    $46,619.77   $149,973.81          0.00    196,593.58
                                   -----------    ----------   -----------   -----------   -----------

     Total Investments                    0.00     46,619.77    149,973.81    382,615.13    579,208.71


Cash                                    158.80        119.00        522.70          0.00        800.50
Money Market                         35,887.89        372.81      1,227.35      2,792.99     40,281.04
Interest Receivable                     153.89          0.00          0.00         17.08        170.97
Dividends Receivable                      0.00        216.48          6.93      6,332.94      6,556.35
Contributions Receivable                158.80        119.00        522.70      2,045.50      2,846.00
                                   -----------    ----------   -----------   -----------   -----------
     Total Assets                  $ 36,359.38    $47,447.06   $152,253.49   $393,803.64   $629,863.57
                                   ===========    ==========   ===========   ===========   ===========


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A and F)      $ 36,359.38    $47,447.06   $152,253.49   $393,803.64   $629,863.57
                                   -----------    ----------   -----------   -----------   -----------
     Total Liabilities
     and Equity                    $ 36,359.38    $47,447.06   $152,253.49   $393,803.64   $629,863.57
                                   ===========    ==========   ===========   ===========   ===========




The accompanying Notes are an integral part of these statements.

                                Valley Gas Company Union Employees Savings Plan

                                       STATEMENTS OF FINANCIAL CONDITION

                                              December 31, 1994


                                                    GALAXY        GALAXY
                                        MONEY     SHORT-TERM      EQUITY   VALLEY RESOURCES
                                       MARKET        BOND         INCOME        STOCK
ASSETS                                  FUND         FUND          FUND         FUND           TOTAL
- ------                                  ----         ----          ----         ----           -----
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 27,454
  Shares (Cost $275,947.00)                                                  $326,016.25   $326,016.25
Other (Note E)                     $      0.00    $36,362.73   $95,992.96           0.00    132,355.69
                                   -----------    ----------   ----------    -----------   -----------

    Total Investments                     0.00     36,362.73    95,992.96     326,016.25    458,371.94


Cash                                      0.00          0.00         0.00           0.00          0.00
Money Market                        100,596.12        304.25       834.36       7,143.75    108,878.48
Interest Receivable                     420.13          0.00         0.00          39.32        459.45
Dividends Receivable                      0.00        168.01         8.68       4,804.45      4,981.14
Contributions Receivable                396.10        312.50       691.50       4,049.90      5,450.00
                                   -----------    ----------   ----------    -----------   -----------
     Total Assets                  $101,412.35    $37,147.49   $97,527.50    $342,053.67   $578,141.01
                                   ===========    ==========   ==========    ===========   ===========


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and F)                           $101,412.35    $37,147.49   $97,527.50    $342,053.67   $578,141.01
                                   -----------    ----------   ----------    -----------   -----------
     Total Liabilities
     and Equity                    $101,412.35    $37,147.49   $97,527.50    $342,053.67   $578,141.01
                                   ===========    ==========   ==========    ===========   ===========


The accompanying Notes are an integral part of these statements.

                               Valley Gas Company Union Employees Savings Plan

                               STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                     For The Year Ended December 31, 1995

                                                    GALAXY        GALAXY
                                        MONEY     SHORT-TERM      EQUITY   VALLEY RESOURCES
                                       MARKET        BOND         INCOME        STOCK
                                        FUND         FUND          FUND         FUND           TOTAL
                                        ----         ----          ----         ----           -----
Investment Income:
  Common Stock                    $      0.00     $ 2,429.00   $  8,198.99   $ 23,396.30   $ 34,024.29
  Interest                           4,023.81          23.92         80.54        347.66      4,475.93
                                  -----------     ----------   -----------   -----------   -----------
   Total Investment Income           4,023.81       2,452.92      8,279.53     23,743.96     38,500.22

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note G)                   0.00         (26.62)       908.36         21.97        903.71
                                  -----------     ----------   -----------   -----------   -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and F)                                 0.00       2,015.70     26,018.55    (29,049.06)    (1,014.81)
                                  -----------     ----------   -----------   -----------   -----------
Contributions (Note A)
  Participants                      10,860.80       8,179.70     26,484.40     38,010.10     83,535.00
  Valley Gas Company                                                           27,510.00     27,510.00
                                  -----------     ----------   -----------   -----------   -----------
   Total Contributions              10,860.80       8,179.70     26,484.40     65,520.10    111,045.00
                                  -----------     ----------   -----------   -----------   -----------
Miscellaneous                            0.00         223.45        882.31          0.00      1,105.76
                                  -----------     ----------   -----------   -----------   -----------
   Total Net Additions              14,884.61      12,845.15     62,573.15     60,236.97    150,539.88
                                  -----------     ----------   -----------   -----------   -----------
Withdrawals                        (79,419.58)        (50.62)    (4,332.82)    (8,629.33)   (92,432.35)
                                  -----------     ----------   -----------   -----------   -----------
   Total Deductions                (79,419.58)        (50.62)    (4,332.82)    (8,629.33)   (92,432.35)
                                  -----------     ----------   -----------   -----------   -----------
    Net Increase                   (64,534.97)     12,794.53     58,240.33     51,607.64     58,107.53

Plan Equity:
  Beginning of Year                101,412.35      37,147.49     97,527.50    342,053.67    578,141.01
  Inter-Plan/Inter-Fund
    Transfers                         (518.00)     (2,494.99)    (3,514.34)       142.33     (6,385.00)
                                  -----------     ----------   -----------   -----------   -----------
  End of Year                     $ 36,359.38     $47,447.03   $152,253.49   $393,803.64   $629,863.54
                                  ===========     ==========   ===========   ===========   ===========

The accompanying Notes are an integral part of these statements.

                                Valley Gas Company Union Employees Savings Plan

                                STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                      For The Year Ended December 31, 1994

                                                     GALAXY        GALAXY
                                        MONEY      SHORT-TERM      EQUITY   VALLEY RESOURCES
                                       MARKET         BOND         INCOME       STOCK
                                        FUND          FUND          FUND        FUND            TOTAL
                                        ----          ----          ----        ----            -----
Investment Income:
  Dividends                        $      0.00     $  1,668.83  $  3,779.25   $ 17,939.08   $ 23,387.16
  Interest                            3,529.27           31.27        95.09        289.41      3,945.04
                                   -----------     -----------  -----------   -----------   -----------
   Total Investment Income            3,529.27        1,700.10     3,874.34     18,228.49     27,332.20

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note G)                    0.00         (241.15)    1,459.94          0.00      1,218.79
                                   -----------     -----------  -----------   -----------   -----------

Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and F)                                  0.00       (1,637.70)   (4,909.64)   (30,159.06)   (36,706.40)
                                   -----------     -----------  -----------   -----------   -----------

Contributions (Note A)
  Participants                       11,840.10        7,172.00    20,019.00     31,587.90     70,619.00
  Valley Gas Company                                                            29,008.00     29,008.00
                                   -----------     -----------  -----------   -----------   -----------
   Total Contributions               11,840.10        7,172.00    20,019.00     60,595.90     99,627.00
                                   -----------     -----------  -----------   -----------   -----------
Miscellaneous                             0.00          200.58       671.09    (30,597.71)   (29,726.04)
                                   -----------     -----------  -----------   -----------   -----------
   Total Net Additions               15,369.37        7,193.83    21,114.73     18,067.62     61,745.55
                                   -----------     -----------  -----------   -----------   -----------
Withdrawals                               0.00      (10,057.26)  (23,732.63)    (2,692.19)   (36,482.08)
                                   -----------     -----------  -----------   -----------   -----------
   Total Deductions                       0.00      (10,057.26)  (23,732.63)    (2,692.19)   (36,482.08)
                                   -----------     -----------  -----------   -----------   -----------
   Net Increase (Decrease)           15,369.37       (2,863.43)   (2,617.90)    15,375.43     25,263.47
                                   -----------     -----------  -----------   -----------   -----------

Plan Equity:
  Beginning of Year                  86,327.98       40,250.42    89,311.86    337,525.68    553,415.94
  Inter-Plan/Inter-Fund
    Transfers                          (285.00)        (239.50)   10,833.54    (10,847.44)      (538.40)
                                   -----------     -----------  -----------   -----------   -----------
  End of Year                      $101,412.35     $ 37,147.49  $ 97,527.50   $342,053.67   $578,141.01
                                   ===========     ===========  ===========   ===========   ===========

The accompanying Notes are an integral part of these statements.

                                Valley Gas Company Union Employees Savings Plan

                                STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                      For The Year Ended December 31, 1993

                                                    GALAXY        GALAXY
                                       MONEY      SHORT-TERM      EQUITY   VALLEY RESOURCES
                                      MARKET         BOND         INCOME        STOCK
                                       FUND          FUND          FUND         FUND           TOTAL
                                       ----          ----          ----         ----           -----
Investment Income:
  Dividends                       $      0.00     $ 1,874.94   $ 3,452.98    $ 15,801.67   $ 21,129.59
  Interest                           2,425.07          39.26        45.12         329.41      2,838.86
                                  -----------     ----------   ----------    -----------   -----------
   Total Investment Income           2,425.07       1,914.20     3,498.10      16,131.08     23,968.45

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note G)                   0.00         136.15         0.00       6,589.19      6,725.34
                                  -----------     ----------   ----------    -----------   -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and F)                                 0.00         116.58     2,211.15      24,951.13     27,278.86
                                  -----------     ----------   ----------    -----------   -----------
Contributions (Note A)
  Participants                      11,442.90       8,602.50    12,575.30      33,060.30     65,681.00
  Valley Gas Company                                                           14,910.00     14,910.00
                                  -----------     ----------   ----------    -----------   -----------
   Total Contributions              11,442.90       8,602.50    12,575.30      47,970.30     80,591.00
                                  -----------     ----------   ----------    -----------   -----------
Miscellaneous                            0.00         185.54       448.34     (43,712.02)   (43,078.14)
                                  -----------     ----------   ----------    -----------   -----------
   Total Net Additions              13,867.97      10,954.97    18,732.89      51,929.68     95,485.51
                                  -----------     ----------   ----------    -----------   -----------
Withdrawals                              0.00           0.00         0.00     (35,044.93)   (35,044.93)
                                  -----------     ----------   ----------    -----------   -----------
   Total Deductions                      0.00           0.00         0.00     (35,044.93)   (35,044.93)
                                  -----------     ----------   ----------    -----------   -----------
    Net Increase                    13,867.97      10,954.97    18,732.89      16,884.75     60,440.58
                                  -----------     ----------   ----------    -----------   -----------
Plan Equity:
  Beginning of Year                 72,462.91      31,873.51    63,774.41     324,140.89    492,251.72
  Inter-Plan/Inter-Fund
    Transfers                           (2.90)     (2,578.06)    6,804.56      (3,499.96)       723.64
                                  -----------     ----------   ----------    -----------   -----------
  End of Year                     $ 86,327.98     $40,250.42   $89,311.86    $337,525.68   $553,415.94
                                  ===========     ==========   ==========    ===========   ===========

The accompanying Notes are an integral part of these statements.

                 Valley Gas Company Union Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Valley Gas Company Union Employees Savings Plan (the "Plan"), have been prepared in accordance with generally accepted accounting principles as applied to Employee Benefit Plans. The following description of The Valley Gas Company Union Employees Savings Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
- -------

The plan is a defined contribution plan covering all employees of Valley Gas Company who are members of the collective bargaining unit and satisfy the eligibility requirements.

Contributions
- -------------

A member may authorize a Basic Employee Contribution from 1% to 12% with a maximum contribution not to exceed $9,240 in any one year.

The employer shall contribute as of December 31, of each plan year from current or accumulated net profits on behalf of each member participating of the Plan on December 31, of each plan year, an amount equal to 50% of the employee contribution made up to 4% of the employee's annual compensation.

Participant Accounts
- --------------------

Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contribution and, (b) plan earnings. Allocations are based on participant earnings or account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account. The plan administrator will pay for substantially all expenses of the plan.

                 Valley Gas Company Union Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

Vesting
- -------

Participants are immediately vested in their contribution plus actual earning thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100 percent vested after seven years of credited service. If a participant terminates employment for any reason other than disability or retirement, they will be entitled to the full amount of contributions they have deposited plus a percentage of the account balance derived from employer contributions based upon the following schedule:



                                    Years of Service               % Vested
                                    ----------------               --------
                                    Less than 1 year                   -0-%
                                             1                          10
                                             2                          20
                                             3                          30
                                             4                          40
                                             5                          60
                                             6                          80
                                             7                         100

A member will become vested in the Company's matching contribution in accordance with the above schedule upon disability, death or retirement in accordance.

Participant Loans Receivable
- ----------------------------

Member loans are not permitted.

Payment of Benefits
- -------------------

Upon termination of service due to disability, death or retirement, a participant may elect to receive either a lump sum payment equal to the value of the participants vested interest in their account, or equal quarterly or annual installments over a period not to exceed the life expectancy of the member or joint life expectancy of the member and spouse or other beneficiary.

Benefits are recorded when paid.

                 Valley Gas Company Union Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


Valuation of Investments
- ------------------------

Investments are held by a bank-administered trust fund and are stated at their approximate current market value. The difference between current market value and the cost of investments are reflected in the statement of income and changes in plan equity as unrealized appreciation or (depreciation) of fair value of investments.

Management Estimates
- --------------------

In preparing the financial statements in conformity to GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Accounting:     The financial statements of the Plan are prepared under
                         the accrual method of accounting.

Eligibility:             Union employees are eligible for membership on either
                         January 1 or July 1 of each Plan year following the date on which they have attained the age of 21 and completion of one year of service.

Normal Retirement
Date:                    The normal retirement age or date will be a member's
                         65th birthday.

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1995, 1994 and 1993

Forfeitures:             A member who terminates their employment prior to
                         becoming eligible for benefits and does not have a 100% vested right to Company contributions forfeits the amounts not vested. Forfeitures of discretionary employer contributions will be used to reduce matching employee contributions thereafter required to be made by the employer.

Plan Terminations:       The employer may terminate the Plan at any time.  The
                         Plan has no definite termination date. In the event of termination of the Plan by the Employer all amounts credited to participants accounts will become fully vested.
NOTE C - INVESTMENTS

Investments
- -----------

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

III.     The Galaxy Equity Income Fund

         The Galaxy Equity Income Fund's objective is to seek current income and capital appreciation. The Fund primarily invests in common stock and convertible securities. The Fund will seek to achieve a fund yield that will generally exceed the yield of the Standard & Poor 500 by at least 30 percent.
                                      F-10

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1995, 1994 and 1993

NOTE C - INVESTMENTS - Continued

IV.      The Valley Resources Stock Fund

         A fund that invests exclusively in the common stock of Valley Resources, Inc. - parent of Valley Gas Company.

         A member shall direct the Trustee with respect to the investment of their account in each fund. The plan administrator has investment discretion attributable to employer contributions. Employer contributions are invested in the Valley Resources stock fund. Dividends, interest and contributions that have yet to be invested in that particular fund's assets are temporarily invested in money market accounts.

         The number of participants in each fund was as follows:

                                                             December 31,
                                                        1995              1994
                                                        ----              ----
Money Market Fund                                       12                14
Galaxy Short-Term Bond Fund                             13                14
Galaxy Equity Income Fund                               27                30
Valley Resources, Inc. Common Stock Fund                44                43

The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

NOTE D - TAX STATUS OF PLAN

The Internal Revenue Service has determined and informed the Company by a letter dated October 20, 1988, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC).

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1995, 1994 and 1993

NOTE E - INVESTMENTS - OTHER

                                             DECEMBER 31, 1995
                                             -----------------

                                                                  APPROXIMATE
                                                                    MARKET
                                    UNITS          COST             VALUE
                                    -----          ----             -----
The Galaxy Short-Term
  Bond Fund                         4,589       $ 46,055.37       $ 46,619.77

The Galaxy Equity
  Income Fund                       9,777       $122,493.49       $149,973.81

                                             DECEMBER 31, 1994
                                             -----------------

                                                                  APPROXIMATE
                                                                    MARKET
                                    UNITS          COST             VALUE
                                    -----          ----             -----
The Galaxy Short-Term
  Bond Fund                         3,756       $ 37,814.03      $ 36,362.73

The Galaxy Equity
  Income Fund                       7,888       $ 94,531.19      $ 95,992.96

                                             DECEMBER 31, 1993
                                             -----------------
                                                                  APPROXIMATE
                                                                    MARKET
                                    UNITS          COST             VALUE
                                    -----          ----             -----
The Galaxy Short-Term
  Bond Fund                         3,860       $ 39,074.40      $ 39,260.80

The Galaxy Equity                   6,969       $ 81,300.95      $ 87,672.36
  Income Fund

                                      F-12

                                Valley Gas Company Union Employees Savings Plan

                                       December 31, 1995, 1994 and 1993


NOTE F - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS

                                     GALAXY                GALAXY
                                   SHORT-TERM              EQUITY            VALLEY RESOURCES
                                      BOND                 INCOME                 STOCK
                                      FUND                  FUND                  FUND                  TOTAL
                                      ----                  ----                  ----                  -----

Balance at Dec. 31, 1992           $    69.82            $ 4,160.26            $ 55,277.18           $ 59,507.26
Change for the year 1993               116.58              2,211.15              24,951.13             27,278.86
                                   ----------            ----------            -----------           -----------
Balance at Dec. 31, 1993               186.40              6,371.41              80,228.31             86,786.12
Change for the year 1994            (1,637.70)            (4,909.64)            (30,159.06)           (36,706.40)
                                   ----------            ----------            -----------           -----------
Balance at Dec. 31, 1994            (1,451.30)             1,461.77              50,069.25             50,079.72
Change for the year 1995             2,015.70             26,018.55             (29,049.06)            (1,014.81)
                                   ----------            ----------            -----------           -----------
Balance at Dec. 31, 1995           $   564.40            $27,480.32            $ 21,020.19           $ 49,064.91
                                   ==========            ==========            ===========           ===========


NOTE G - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS

                                                           YEAR ENDED DECEMBER 31, 1995
                                                           ----------------------------
                                     GALAXY                GALAXY
                                   SHORT-TERM              EQUITY            VALLEY RESOURCES
                                      BOND                 INCOME                 STOCK
                                      FUND                  FUND                  FUND                  TOTAL
                                      ----                  ----                  ----                  -----

Amount Realized                   $ 1,279.60             $ 6,898.80            $  1,556.94           $  9,735.34
Cost - Average                      1,306.22               5,990.44               1,534.97              8,831.63
                                  ----------             ----------            -----------           -----------
Net Realized Gain (Loss)          $   (26.62)            $   908.36            $     21.97           $    903.71
                                  ==========             ==========            ===========           ===========

                                                           YEAR ENDED DECEMBER 31, 1994
                                                           ----------------------------
                                     GALAXY                GALAXY
                                   SHORT-TERM              EQUITY            VALLEY RESOURCES
                                      BOND                 INCOME                 STOCK
                                      FUND                  FUND                  FUND                  TOTAL
                                      ----                  ----                  ----                  -----

Amount Realized                   $ 9,880.00             $24,920.00            $      0.00           $ 34,800.00
Cost - Average                     10,121.15              23,460.06                   0.00             33,581.21
                                  ----------             ----------            -----------           -----------
Net Realized Gain (Loss)          $  (241.15)            $ 1,459.94            $      0.00           $  1,218.79
                                  ==========             ==========            ===========           ===========

                                Valley Gas Company Union Employees Savings Plan

                                       December 31, 1995, 1994 and 1993


NOTE G - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS (Cont'd)

                                                           YEAR ENDED DECEMBER 31, 1993
                                                           ----------------------------
                                     GALAXY                GALAXY
                                   SHORT-TERM              EQUITY            VALLEY RESOURCES
                                      BOND                 INCOME                 STOCK
                                      FUND                  FUND                  FUND                  TOTAL
                                      ----                  ----                  ----                  -----

Amount Realized                   $12,695.00             $    0.00             $ 32,540.37           $ 45,235.37
Cost - Average                     12,558.85                  0.00               25,951.18             38,510.03
                                  ----------             ---------             -----------           -----------
Net Realized Gain                 $   136.15             $    0.00             $  6,589.19           $  6,725.34
                                  ==========             =========             ===========           ===========

                                                                   Exhibit 24d











               Consent of Independent Certified Public Accountants
               ---------------------------------------------------


     We have issued our report dated March 15, 1996, accompanying the financial statements of the Valley Gas Company Union Employees Savings Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1995. We hereby consent to the incorporation by reference of said report in the Valley Gas Company Union Employees Savings Plan Registration Statement on Form S-8/S-3 (File No. 33-33575).





                                                   S/Grant Thornton LLP
                                                     GRANT THORNTON LLP



Boston, Massachusetts
April 11, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALLEY GAS COMPANY UNION EMPLOYEES
                                    SAVINGS PLAN



                                    S/K. W. Hogan
                                    ------------------------------------------
                                      K. W. Hogan
                                      Senior Vice President, CFO and Secretary




April 16, 1996