Form 10-Q
period 1996-05-31
VALLEY RESOURCES INC /RI/
filed 1996-07-11
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                               Outstanding at
               Class of Common Stock                            May 31, 1996

                   $1 Par Value                                   4,263,710

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                  MAY 31, 1996

                                                                        Page of
                                                                       Form 10-Q

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three and nine months ended May 31, 1996
              and 1995.................................................     3

              Consolidated Condensed Balance Sheets--May 31,
              1996 and August 31, 1995................................. 4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the nine months ended May 31, 1996 and 1995..............     6

              Notes to Consolidated Condensed Financial Statements.....     7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................     8

Item 6(a)     Exhibits.................................................     9


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K.........................    10

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                             3 Months Ended            9 Months Ended
                                          May 31,      May 31,      May 31,      May 31,
                                          1996         1995          1996         1995
                                        (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues                $   19,126   $   16,993   $   53,088   $   48,811
   Nonutility Revenues                      4,539        4,445       14,923       14,366
                                       ----------   ----------   ----------   ----------
             Total                         23,665       21,438       68,011       63,177
                                       ----------   ----------   ----------   ----------

Operating Expenses:
   Cost of Gas Sold                        10,152        8,905       27,950       26,715
   Cost of Sales - Nonutility               3,095        3,109       10,372        9,988
   Operations                               4,488        4,294       13,470       13,125
   Maintenance                                430          388        1,232        1,200
   Depreciation and Amortization              750          668        2,212        2,020
   Taxes - Other Than Federal Income        1,121        1,066        3,273        3,219
      - Federal Income                        920          637        2,330        1,367
                                       ----------   ----------   ----------   ----------
             Total                         20,956       19,067       60,839       57,634
                                       ----------   ----------   ----------   ----------
Operating Income                            2,709        2,371        7,172        5,543
Other Income - Net of Tax                      61           31          332           69
                                       ----------   ----------   ----------   ----------
Total Income                                2,770        2,402        7,504        5,612
                                       ----------   ----------   ----------   ----------
Interest Charges:
   Long-Term Debt                             489          484        1,438        1,483
   Other                                      286          332          991          896
                                       ----------   ----------   ----------   ----------
             Total                            775          816        2,429        2,379
                                       ----------   ----------   ----------   ----------
Net Income                             $    1,995   $    1,586   $    5,075   $    3,233
                                       ==========   ==========   ==========   ==========

Average Number of Common
  Shares Outstanding                    4,262,970    4,218,570    4,255,017    4,217,308

Earnings Per Average Common Share
  Outstanding                          $     0.47   $     0.38   $     1.19   $     0.77

Dividends Declared on Common Stock     $   0.1825   $     0.18   $   0.5425   $     0.53

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets


                                                          (Unaudited)
                                                            May 31,    Aug. 31,
                                                             1996        1995
                                                               (in thousands)
ASSETS
Utility Plant - Net                                        $48,889     $47,411
                                                           -------     -------
Leased Property - Net                                        3,138       2,014
                                                           -------     -------
Nonutility Property-Net                                      3,565       3,547
                                                           -------     -------
Other Investments                                            1,516       1,461
                                                           -------     -------
Current Assets:
   Cash                                                        760         455
   Accounts Receivable - Net                                13,115      10,686
   Deferred Unbilled Gas Costs                                 483         434
   Fuel and Other Inventories (Note 3)                       3,717       5,385
   Prepayments                                                 528       1,159
   Common Stock held for Dividend Reinvestment-amounting
     to 11,608 and 26,190 shares respectively (Note 4)         133         290
                                                           -------     -------
           Total                                            18,736      18,409
                                                           -------     -------
Deferred Debits:
   Recoverable Postretirement Benefits                         718         693
   Recoverable Vacations Accrued                               823         847
   Unamortized Debt Discount and Expense                     1,538       1,581
   Prepaid Pensions                                          5,772       5,546
   Recoverable Deferred FIT                                  5,856       5,713
   Recoverable Transition Obligation                         1,325       1,325
   Other                                                     3,667       3,791
                                                           -------     -------
                                                            19,699      19,496
                                                           -------     -------
           Total                                           $95,543     $92,338
                                                           =======     =======


The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                 (Unaudited)
                                                    May 31,          Aug. 31,
                                                     1996              1995
                                                         (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                   $  4,275         $  4,261
   Paid In Capital                                  18,154           18,039
   Retained Earnings                                 9,605            6,835
   Less: Accounts Receivable from ESOP              (3,142)          (3,142)
                                                  --------         --------
           Total Common Stock Equity                28,892           25,993
                                                  --------         --------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022         20,247           21,072
   9% Notes Payable, Due 1999                        2,139            2,139
   Notes Payable                                     3,105            1,405
                                                  --------         --------
           Total Long-Term Debt                     25,491           24,616
                                                  --------         --------
                  Total Capitalization              54,383           50,609
                                                  --------         --------
Obligation Under Capital Lease                       2,298            1,255
                                                  --------         --------
Current Liabilities:
   Current Maturities of Long-Term Debt                500              500
   Obligation Under Capital Lease                      841              759
   Notes Payable                                     9,300           11,900
   Accounts Payable                                  4,672            4,321
   Security Deposits & Refund Obligations            1,106            1,162
   Taxes Accrued                                     2,179              508
   Deferred Fuel Costs                               1,293            3,151
   Accrued Interest                                    948              655
   Other                                               949              976
                                                  --------         --------
           Total                                    21,788           23,932
                                                  --------         --------
Commitments and Contingencies
Deferred Credits                                     6,406            6,451
                                                  --------         --------
Deferred Federal Income Taxes                       10,668           10,091
                                                  --------         --------
                                                  $ 95,543         $ 92,338
                                                  ========         ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                                   For the 9 Months
                                                                         Ended
                                                                   May 31,    May 31,
                                                                    1996       1995
                                                                     (in thousands)
Cash Flows from Operating Activities:
   Net Income                                                     $ 5,075    $ 3,233
   Adjustments to Reconcile Net Income to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                  2,212      2,020
     Provision for Uncollectibles                                   1,087        910
     Deferred Federal Income Taxes                                    434        531
   Change in Assets and Liabilities:
     Accounts Receivable                                           (3,516)    (3,339)
     Deferred Fuel Costs                                           (1,858)     3,858
     Unbilled Gas Costs                                               (49)       (55)
     Fuel and Other Inventories                                     1,668      1,433
     Other Current Assets                                             319        400
     Accounts Payable, Accrued Expenses and Current Liabilities     1,966        158
     Other - Net                                                      130        252
                                                                  -------    -------
           Net Cash Provided by Operating Activities                7,468      9,401
                                                                  -------    -------
Cash Flows from Investing Activities:
   Utility Capital Expenditures                                    (3,248)    (2,898)
   Nonutility Capital Expenditures                                   (460)      (484)
   Other Investments                                                  (55)       (21)
                                                                  -------    -------
           Net Cash (Used) by Investing Activities                 (3,763)    (3,403)
                                                                  -------    -------
Cash Flows from Financing Activities:
     Dividends Paid                                                (2,305)    (2,234)
     Capital Stock Transactions                                       130         54
     Issuance of Long Term Debt                                     2,200        -0-
     Retirement of Long-Term Debt                                    (825)    (1,260)
     Decrease in Notes Payable                                     (2,600)    (2,100)
                                                                  -------    -------
           Net Cash (Used) by Financing Activities                 (3,400)    (5,540)
                                                                  -------    -------

Net Increase in Cash                                                  305        458
Cash - Beginning                                                      455        587
                                                                  -------    -------
Cash - Ending                                                     $   760    $ 1,045
                                                                  =======    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                     $ 2,136    $ 1,968
                                                                  =======    =======
     Federal Income Taxes                                         $   725    $   380
                                                                  =======    =======
   Capital Lease Obligations Incurred                             $ 1,804    $   544
                                                                  =======    =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1

     The Corporation computes earnings per average common share based on the weighted average number of shares outstanding during the period.

Note 2

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of May 31, 1996 the results of operations for the three and nine months ended May 31, 1996 and 1995 and Statement of Cash Flows for the nine months ended May 31, 1996 and 1995.

     The results of operations for the three- and nine-month periods ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3

Inventories - Fuel and Other Inventories:
              (in Thousands)

                                                     (Unaudited)
                                                       May 31,           August 31,
                                                        1996                1995

       Fuels (at average cost)                         $1,338              $3,255
       Merchandise and Other (at average cost)          1,083               1,052
       Merchandise (at LIFO)                            1,296               1,078
                                                       ------              ------
                                                       $3,717              $5,385
                                                       ======              ======

Note 4

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

Note 5

     On May 20, 1996, Valley Resources, Inc. purchased Alternate Energy Corporation (AEC) a Rhode Island Corporation that constructs natural gas refueling stations, retro-fits vehicles and equipment to run on dedicated natural gas. A form 8-K was not required to be filed.

                                PART I - ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Utility gas revenues for the third fiscal quarter, the three months ended May 31, 1996, totaled $19,126,200, an increase of 13 percent over the same period in fiscal 1995. For the nine months ended May 31, 1996, utility gas revenues increased 9 percent when compared to the same period in fiscal 1995 and totaled $53,088,000. The revenue increases for the three- and nine-month periods were the result of increased gas sales and rate relief. Partially offsetting the increase in firm gas sales revenues was a reduction in the revenue generated from seasonal and firm off-peak transportation. A reduction in revenues generated through the purchased gas price adjustment (PGPA) clause also affected utility gas revenues for the nine month period.

     Gas sales to firm customers for the third quarter of fiscal 1996 totaled 2,569,500 Mcf, an increase of 9 percent over the same quarter in fiscal 1995. For the nine months ended May 31, 1996, firm customer gas sales increased 13 percent over the same period in 1995 and were 7,428,300 Mcf. Colder weather is responsible for the increases in gas sales. Weather, as measured by degree days, was one percent colder than the prior year for the three-month period and 10 percent colder than the prior year for the nine-month period.

     Rate relief granted to the utility subsidiaries in November 1995 positively impacted revenues for both the three- and nine- month periods. The utilities were authorized to combine their rate structures and collect an additional $1.1 million in revenues. The new rate tariffs collect an increased share of revenues through the customer charge, thus reducing the impact of weather on total revenues. The increase in the customer charge resulted in approximately $580,000 of the increase in utility revenues for the nine-month period and approximately $300,000 for the three-month period.

     Seasonal and dual-fuel gas sales decreased for the three and nine months ended May 31, 1996, when compared to the prior year periods. Seasonal sales are dependent on availability of gas and the price of competitive fuels. The margins on seasonal sales are returned to firm customers through the PGPA, thus seasonal sales have no impact on operating margins.

     Transportation revenues decreased $77,200 and $90,500 for the three- and nine-month periods, respectively. The reduction in transportation revenues was due to a decrease in Mcf's delivered to Valley Gas. Valley Gas transports customer-owned natural gas if delivered to its gate station.

     Nonutility revenues totaled $4,539,000 and $14,922,600 for the three and nine months ended May 31, 1996, respectively. Nonutility revenues for the third fiscal quarter were 2 percent greater than the 1995 period and for the nine-months ended May 31, 1996, nonutility sales were 4 percent greater than the prior year. Propane revenues for the three- and nine-month period were the major contributor to the increased revenues as a result of an increase in the number of gallons sold. The colder weather and sales to the construction heating market were the primary contributors to the increases in the propane sales volume. Wholesale revenues increased over the prior year for the third fiscal quarter, however, for the nine-month period wholesale revenues declined. Competition and consolidation of wholesale outlets contributed to the decline in sales. Offsetting the increases in nonutility revenues for the three-month period was a decline in merchandising operations. A reduction in units sold to the residential market is responsible for the revenue decline. The focus on the commercial and industrial markets led to the increase in merchandising revenues for the nine-month period. Service contract and rental revenues increased for both the three- and nine-month periods as a result of new customers and price increases.

     The cost of gas sold increased 14 percent for the three-month period and 5 percent for the nine-month period when compared to fiscal 1995. The cost of gas sold was impacted by higher gas prices and increased usage of natural and supplemental fuels as a result of increased gas sales and colder weather.

     Cost of sales for nonutility operations decreased for the three-month period as a result of decreased retail sales. The nine-month cost of sales increased due to an increase in the related sales in the commercial and industrial market. Other operation expenses increased 5 percent for the three-month period and were 2 percent greater for the nine-month period when compared to fiscal 1995. The increases in operation expenses resulted from an increase in uncollectible accounts and an increase in the costs to operate supplemental fuel facilities.

     Other income increased $30,000 and $263,300 for the three and nine months ended May 31, 1996, respectively, over the prior fiscal periods as a result of off-system natural gas sales. Off-system sales are natural gas sales, arranged by the utility, to customers outside the franchise area at market clearing prices. Gas is available for sale through acquisition rights available to the utility and from supplies not required to meet firm customer demand. The opportunities for off-system sales are dependent upon market demand and the ability of other gas suppliers to meet their delivery requirements. As a result, the ability to affect this market is beyond the Corporation's total control. While Valley will continue to make excess gas supplies and transportation capacity available to this new market, there is no assurance that this level of off-system sales opportunities will continue.

     Interest expense decreased by 5 percent for the three-month period but increased 2 percent for the nine months ended May 31, 1996, when compared to the prior fiscal periods. A reduction in the deferred fuel cost liability and therefore the related interest accrual is responsible for the decrease in interest expense for the third fiscal quarter. For the nine-month period interest expense increased due to a higher balance of short-term debt.

Liquidity and Capital Resources

     During the third fiscal quarter the liquidity position of the Corporation improved due to the collection of accounts receivable, the timing of tax payments and rate relief. The improved liquidity position allowed the corporation to reduce its short-term borrowings. Management believes the available lines of credit are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at May 31, 1996, were $17,700,000.

     On November 20, 1995, the Rhode Island Public Utilities Commission authorized the utilities to adjust their tariffs to collect an additional $1.1 million in revenue annually. This rate increase favorably impacted liquidity during the third fiscal quarter.

     Construction expenditures increased during the third fiscal quarter due to more favorable weather, thereby negatively impacting liquidity.

     The liquidity position of the Corporation will be adversely affected during the fourth quarter when gas inventories are replenished for use during winter months and revenues decline as a result of the lack of heat-sensitive sales in the utility companies. Increased construction activities during the summer months will also adversely impact the Corporation's liquidity.


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


                              VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                            S/K. W. Hogan
                                              K. W. Hogan
                              Senior Vice President, Chief Financial Officer and
                                 Secretary


July 11, 1996