Form 10-K
period 1996-08-31
VALLEY RESOURCES INC /RI/
filed 1996-11-27
CIK 102710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [__]

     The aggregate market value of the common stock held by non-affiliates, computed on the basis of $12.50 per share (the closing price of such stock on October 22, 1996 on the American Stock Exchange) was $53,500,350.

     As of October 22, 1996 there were 4,280,028 shares of Valley Resources, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Certified Public Accountants, Management's Discussion and Analysis, Summary of Consolidated Operations, Dividends and Market Data and Stockholder Statistics of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1996 are incorporated by reference in Parts I, II and IV.

     Portions of the Proxy Statement dated November 5, 1996 as filed with the Securities and Exchange Commission are incorporated by reference in Part III.

                                     PART I

Item 1  Business
        --------

     Valley Resources, Inc. (the "Corporation") is a holding company organized in 1979 and incorporated in the State of Rhode Island. The Corporation has five wholly-owned active subsidiaries: Valley Gas Company ("Valley Gas") and Bristol & Warren Gas Company ("Bristol")--regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO")--a merchandising and appliance rental company; Valley Propane, Inc. ("Valley Propane"); and Morris Merchants, Inc. (d/b/a "The Walter F. Morris Company")--a wholesale distributor of franchised lines in plumbing and heating contractor supply and other energy related business. The Corporation also has an 80 percent interest in Alternate Energy Corporation ("AEC") which sells, installs and designs natural gas conversion systems and facilities.

     The headquarters for the Corporation and the sales and service offices of Valley Gas, VAMCO and Valley Propane are located in Cumberland, Rhode Island. Morris Merchants, Inc.'s sales and warehouse facilities are located in Canton, Massachusetts. The operation center of Bristol and New England Gas is located in Bristol, Rhode Island. The administrative offices for AEC are located in Cumberland, Rhode Island and the service center is located in Johnston, Rhode Island.

     Bristol, acquired by the Corporation on April 1, 1992, was incorporated in the State of Rhode Island in 1953 to distribute natural gas to customers in Bristol and Warren, Rhode Island.

     In May 1996, the Corporation acquired an 80 percent interest in AEC. AEC was incorporated in the State of Rhode Island in April 1992 to design and install equipment for the conversion of vehicular and stationary engines to natural gas.

     Effective September 1995, all propane sales and service were consolidated into a single operation under the name Valley Propane. The New England Gas Company became inactive at that time.

     Financial information about industry segments appearing on page 28 of the Annual Report to Stockholders for the year ended August 31, 1996 is incorporated herein by reference.

     The Corporation does not expect any material effects on its business as a result of compliance with environmental regulations.

     The Corporation and its subsidiaries had 249 employees at August 31, 1996, of which 57 were covered by a collective bargaining agreement with the Utility Workers Union of America, AFL-CIO, Local No. 472, expiring March 31, 1997, and 7 were covered by a collective bargaining agreement with the Service Employee International Union, AFL-CIO, Local No. 134, expiring May 31, 1997.


Utility Operations
------------------

Gas Sales and Transportation

     The Corporation's utility operations are conducted through Valley Gas and Bristol (the "utilities"). They had an average of 61,300 customers during the twelve months ended August 31, 1996, of which approximately 91% were residential and 9% were commercial and industrial.

     The utilities provide natural gas service to residential, commercial and industrial customers and transportation services to industrial customers. Valley Gas' service territory is approximately 92 square miles located in the Blackstone Valley region in northeastern Rhode Island with a population of approximately 250,000. Bristol's service territory is approximately 15 square miles in eastern Rhode Island with a population of approximately 35,000. Effective November 1995, the utilities operate under a single rate structure.

     The following table shows the distribution of gas sold during the years since 1992 in millions of cubic feet ("MMcf"):

                                       For the Year Ended August 31,(1)
                                       --------------------------------

                                     1996     1995     1994     1993     1992
                                     ----     ----     ----     ----     ----
Residential                          4,612    4,078    4,517     4,439    3,965
Commercial                           2,252    1,953    2,078     1,978    1,680
Industrial-firm                      1,391    1,338    1,299     1,185    1,152
Industrial-seasonal                  1,047    1,298      996       818    1,010
                                     -----    -----      ---       ---    -----
  TOTAL                              9,302    8,667    8,890     8,420    7,807
                                     =====    =====    =====     =====    =====

(1)  The operations of Bristol are included since April 1992.

     Firm customers of the utilities use gas for cooking, heating, water heating, drying and commercial/industrial processing. Certain industrial customers use additional gas in the summer months when it is available at lower prices. These customers are subject to having their service interrupted at the discretion of the utilities with very little notice. This use is classified as seasonal use. As discussed further below, the margin on seasonal use is passed through the Purchased Gas Price Adjustment ("PGPA") to lower the cost of gas to all categories of firm customers. Bristol retained the margin on seasonal sales prior to November 1995.

     The primary source of utility revenues is firm use customers under tariffs which are designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. The utilities also service dual fuel, interruptible and transportation customers under rates approved by the Rhode Island Public Utilities Commission ("RIPUC"). Additionally, Valley Gas services cogeneration customers under separate contract rates that were individually approved by the RIPUC.

     The utilities tariffs include a PGPA which allows an adjustment of rates charged to customers in order to recover all changes in gas costs from stipulated base gas costs. The PGPA provides for an annual reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts collected as compared to costs incurred is deferred and either reduces the PGPA or is billed to customers over subsequent periods. The PGPA does not impact operating income as it effectuates a dollar for dollar recovery of gas costs. All margins from interruptible customers are returned to firm customers through the workings of the PGPA.

     Utility revenues include a surcharge on firm gas consumption to collect a portion of the costs to fund postretirement medical and life insurance benefits above the pay-as-you-go costs included in base tariffs. The surcharge was authorized by the RIPUC in a generic rate proceeding and are being phased in over a ten-year period which commenced September 1, 1993. Effective November 1995, the current year funding of postretirement medical and life insurance benefits is included in base tariffs. In September 1996 the RIPUC authorized the funding shortages from the first two years of the phase-in to be recovered through a surcharge over the next three fiscal years.

     The prices of alternative sources of energy impact the interruptible and dual fuel markets. The utilities serve these customers in the nonpeak periods of the year or when competitively priced gas supplies are available. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Prices for these customers are based on the price of the customers' alternative fuel. In order to mitigate the volatility of earnings from interruptible and dual fuel sales the utilities roll into the PGPA the margin earned on these interruptible sales and all margins in excess of $1 per thousand cubic feet ("Mcf") of gas sold to dual fuel customers. This margin credit reduces rates to firm customers. This means of margin treatment alleviates the negative impact that swings in sales can have on earnings in the highly competitive industrial interruptible market.

Rates and Regulation
--------------------

     The utilities are subject to regulation by the RIPUC with respect to rates, adequacy of service, issuance of securities, accounting and other matters.

     On January 19, 1995, Valley Gas and Bristol filed revised tariffs with the RIPUC to consolidate their rate structure and to increase their combined annual revenues. On October 18, 1995, the RIPUC authorized the consolidated rate structure and allowed the companies to adjust their tariffs to collect $1.2 million or 2.0%. These rates became effective November 21, 1995.

Gas Supply and Storage
----------------------

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

Year-Round Wellhead Firm Supply

     Valley Gas is a charter member of the Mansfield Consortium, which consists of five local distribution companies joined together to use their combined market power to secure favorable terms for long-term gas supply. In addition, Valley Gas is an investor in Boundary Gas, Inc. and a customer of Alberta Northeast, LTD, both of which were founded by groups of gas distribution companies in the northeast to import natural gas from Canada.

     Valley Gas and Bristol together have 24,402 dekatherms per day of year-round firm supply under long-term contracts with four domestic and two Canadian suppliers. Of these contracts, 28.8% (7,035 Dth/day) expires November 1, 1999, and 91.5% (22,335 Dth/day) is due to expire on June 30, 2002. All of the utilities' gas supply contracts are spot-indexed based. The utilities have flexible take requirements, with only 1,973 dekatherms categorized as "baseload" supply which must be taken every day, and that contract expires in 1999.

Winter-Only Firm Supply

     The utilities are well-positioned with respect to winter-only firm supply in that their actual and prospective long-term contracts are with major players in this market, and contract prices are at competitively favorable terms.

     Liquefied Natural Gas ("LNG") - Valley Gas is entitled to 5,300 dekatherms per day of firm supply from Distrigas, which re-vaporizes LNG at its Everett, Mass. facility for delivery during the winter months to Valley by Tennessee Gas Pipeline or to Bristol & Warren via Algonquin Gas Transmission. As an option, Valley Gas may take this gas in its liquefied state for transportation by truck to and storage at Valley Gas' on-site LNG tank. A further option allows Valley Gas to increase its maximum daily quantity from 5,300 to 7,950 dekatherms. There are no minimum takes, and the contract runs through October 31, 2005.

     Energy Plus - This agreement with a PanHandle Eastern affiliate (EnergyPlus) is for 100,000 dekatherms per year of LNG out of its Providence, R.I. facility. The contract is scheduled to go into effect November 1, 1997, pending FERC approval. There are no minimum takes and the expiration date is October 31, 2007.

     Maritimes & Northeast Pipeline - Subject to approval by the FERC and subsequent construction of the proposed Maritimes & Northeast Pipeline from Sable Island, Canada into a Massachusetts interconnect with Tennessee Gas Pipeline, Valley Gas will be entitled to firm winter delivery of 5,000 dekatherms per day to its city gate, with an option to increase its maximum daily quantity to 7,500 dekatherms. There are no minimum takes. This 10-year contract is scheduled to go into effect November 1, 1999.

     Pawtucket Power Co-Generation Plant - Valley Gas is entitled under long-term contract to utilize up to 540 dekatherms per hour, with a maximum annual quantity of 333,000 dekatherms, of natural gas used by Pawtucket Power in its generation of electricity and steam. This firm gas supply originates in Alberta, Canada.

     Underground Storage - The utilities have 1,543,958 dekatherms of underground storage capacity with CNG Transmission and National Fuel Gas Supply Corporation, for a total maximum daily withdrawal quantity of 20,589 dekatherms. Underground storage gas is injected during the non-winter months by the utilities into fields located in Pennsylvania and New York, for subsequent withdrawal during the winter when customer demand is greatest. By November 1, 2000, 49% of these storage contracts will have expired; the remaining 51% expires March 31, 2012.

     Interstate Pipeline Capacity - The utilities utilize firm pipeline capacity for two basic purposes: 1) daily transportation of firm and spot market gas supply throughout the year from the gulf coast to their city gates, and 2) winter-only transportation of underground storage gas to their city gates.

     Gas Supply Pipeline Capacity - Total year-round firm capacity is 24,902 dekatherms per day. Of this total, 86% expires by December 1, 2002.

     Storage Pipeline Capacity - The utilities storage-related pipeline capacity totals 11,349 dekatherms per day. About 37% of this capacity expires November 1, 2000, and the remainder extends from 2003 through 2012.

     On-Site LNG and Propane Storage - In addition to the gas delivered by the interstate pipeline, both utilties have on-site storage facilities for liquid propane gas ("LPG"), with Valley Gas having about 857,000 gallons and Bristol having about 117,000 gallons of LPG storage. Valley Gas also has on-site storage facilities for 968,320 gallons (about 85,000 dekatherms) of LNG. Both LPG and LNG are vaporized into the utilities distribution systems during periods of peak demand, and utilized as backup in the event of failure of an upstream pipeline to deliver needed gas supplies.

Competition and Marketing
-------------------------

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

     In the recent utility rate approval, the RIPUC approved rates which will retain and attract industrial customers. Additionally, the utilities have two rates which promote economic development in its service territory. These rates provide incentives for companies that add industrial processing load, make a substantial investment in new natural gas equipment and hire additional employees.

     The cogeneration market is addressed through sales contacts with customers who have applications suitable to use waste heat through the cogeneration process. There are established rate tariffs to specifically address the requirements of the cogeneration market. In addition, Valley Gas has a 50 kilowatt demonstration facility at its Cumberland location which provides electricity for computer facilities and hot water requirements.

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

     The distribution company unbundling process will add competition from a new source, natural gas suppliers. The utilities have filed transportation rates with the RIPUC to allow customers the choice to purchase gas from the utilities or from natural gas marketers. Since the utilities' profits are derived from distribution and not natural gas sales, this process should not significantly impact the profitability of the utilities.

Seasonality
-----------

     The bulk of firm distribution and sales are made during the months of November through March. As a result, the highest levels of earnings and cash flow are generated from the quarters ending in February and May. The bulk of the capital expenditure programs are undertaken during the months of May through October, causing cash flow to be at its lowest during the quarters ending in November and August.

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

Gas Distribution System
-----------------------

     Valley Gas' distribution system consists of approximately 900 miles of gas mains and service lines. Bristol's gas distribution system consists of approximately 100 miles of gas mains. The aggregate maximum daily quantity of gas that may be distributed through the utilities from their own facilities and under existing supply and transportation contracts is approximately 100 MMcf, and the maximum daily gas sendouts for all sales customers of the utilities during the last five fiscal years were 71 MMcf in 1996, 66 MMcf in 1995, 77 MMcf in 1994, 69 MMcf in 1993, and 67 MMcf in 1992.

Appliance Contract Sales and Rentals
------------------------------------

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


Propane Operations
------------------

     The propane operations are conducted through Valley Propane which sells, at retail, liquid propane gas to residential and commercial customers in Rhode Island and nearby Massachusetts. At August 31, 1996, Valley Propane had 2,579 customers. Valley Propane also supplies propane to holding customers of the utilities; these customers are serviced by Valley Propane until the utilities can connect mains and service lines. Valley Propane is also impacted by weather, as a large percentage of its customers use propane as a primary source of heat. Valley Propane increases and decreases the selling price of its gas depending upon supply and competition.

Natural Gas Conversions
-----------------------

     The Corporation conducts natural gas conversions through AEC. AEC generates its revenue through the engineering and installation of compressed natural gas refueling stations, the conversion of gasoline and diesel-powered vehicles to natural gas and through the implementation of its patented process to co-fire natural gas and diesel fuel in engines, primarily generators.

     The Corporation owns an 80 percent interest in AEC and has the right to acquire the remaining 20 percent of the company currently held by the management of AEC. The operations of AEC did not materially impact the operations of the Corporation in fiscal 1996.

Forward Looking Statements
--------------------------

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Corporation cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. Factors include, but are not limited to, the regulatory environment, customers' preferences, unforeseen competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Corporation. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Corporation's common stock.

Item 2   Properties
         ----------

            1595 Mendon Road, Cumberland, Rhode Island
            Office, Sales, and Service Center

     This location comprises the headquarters, sales and service operation of the Corporation, Valley Gas, VAMCO and Valley Propane; and includes accounting, billing, credit, engineering, garage, maintenance, service, storeroom and construction. The headquarters and sales office for AEC are located at this facility. The facilities are considered suitable and adequate for the Corporation.

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

            106-B Federal Way
            Johnston, Rhode Island
            Service Center

     AEC conducts its servicing business at this leased garage in Johnston, RI. The leased facility is not significant to its operations and the total lease payments are less than 1 percent of the corporate assets.

            Scott Road, Cumberland, Rhode Island
            LNG Storage Plant
            Propane Storage Plant

     This facility is used for the storage of LNG and propane used in the peak-shaving operations of Valley Gas. Its daily delivery capacity of LNG and LPG is 25,000 Mcf's and 12,000 Mcf's, respectively. Facility improvements which were completed during the fall of fiscal 1996 doubled the delivery capacity for LNG.

            100 Broad Common Road
            Bristol, Rhode Island
            Office, Sales and Service Center

     This location comprises the office, sales and service operation of Bristol and includes construction, credit, engineering, garage, maintenance, service, and storeroom. This facility is considered suitable and adequate for the Bristol.

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


Item 3   Legal Proceedings
         -----------------

     There were no material legal proceedings pending to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except two claims that were asserted against Valley Gas as referred to in Note H, page 27, of the 1996 Annual Report to Stockholders which is incorporated by reference.

Item 4   Submission of Matters to a
         Vote of Security Holders
         ---------------------------

            None

Executive Officers of the Registrant
------------------------------------

     The names, ages, and position of all the executive officers of the Corporation on October 15, 1996 are listed below together with their business experience during the past five years. All officers of the Corporation are elected or appointed annually by the board of directors at the directors' first meeting following the Annual Meeting of Stockholders.

                                                   Business Experience
      Name          Age       Position            During Last Five Years
      ----          ---       --------            ----------------------

Alfred P. Degen     49   President and Chief    President since July 1994 and
                          Executive Officer     Chief Executive Officer since
                                                March 1995; Executive Vice
                                                President-Acting President of
                                                Philadelphia Gas Works prior
                                                to July 1994.

Kenneth W. Hogan    51   Senior Vice President, Senior Vice President since July
                          Chief Financial       1994; Vice President prior
                          Officer               to July 1994; Chief Financial
                                                Officer since December
                                                1994 and Secretary since April
                                                1977.

Charles K. Meunier  54   Vice President,        Vice President since December
                          Operations            1994; Assistant Vice President
                                                Operations and Human Resources
                                                prior to December 1994.

                                    PART II


Item 5   Market for the Registrant's Securities
         and Related Stockholder Matters
         -------------------------------

     Common stock market prices, number of common stockholders, dividends declared and dividend restrictions appearing on pages 14 and 23 of the Annual Report to Stockholders for the fiscal year ended August 31, 1996 are incorporated herein by reference. The common stock of Valley Resources, Inc. is listed on the American Stock Exchange under the symbol VR.


Item 6   Selected Financial Data
         -----------------------

     The selected financial data (Summary of Consolidated Operations) appearing on page 34 of the Annual Report to Stockholders for the fiscal year ended August 31, 1996 is incorporated herein by reference.

Item 7   Management's Discussion and Analysis
         ------------------------------------

     Management's discussion and analysis of the results of operations, liquidity and capital resources appearing on pages 30 through 33 of the Annual Report to Stockholders for the fiscal year ended August 31, 1996 are incorporated herein by reference.


Item 8   Financial Statements and Supplementary Data
         -------------------------------------------
     The following consolidated financial statements of the registrant and its subsidiaries appearing on pages 16 through 29 in the Annual Report to Stockholders for the fiscal year ended August 31, 1996 are incorporated herein by reference:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1996

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1996

         Consolidated Balance Sheets - August 31, 1996 and 1995

         Consolidated Statements of Changes in Common Stock
            Equity for each of the three years in the period ended
            August 31, 1996

         Consolidated Statements of Capitalization - August 31, 1996
            and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         --------------------------------------

            None.

                                    PART III



Item 10  Directors and Executive Officers of the Registrant
         --------------------------------------------------

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     Information regarding the directors of the registrant appearing on pages 2 through 6 of the Proxy Statement filed with the Securities and Exchange Commission on November 5, 1996 is incorporated herein by reference.

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

Item 11  Executive Compensation
         ----------------------

     Information regarding management compensation appearing on pages 6 through 11 of the Proxy Statement filed with the Securities and Exchange Commission on November 5, 1996 is incorporated herein by reference.

Item 12  Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

     Information regarding the beneficial owners of more than 5 percent of the outstanding Common Stock of the Corporation, being the only class of equity security issued and outstanding, and the security ownership of management appearing on pages 1 and 2 of the Proxy Statement filed with the Securities and Exchange Commission on November 5, 1996 is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions
         ----------------------------------------------

            None.

                                     PART IV


Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K
         ---------------------------------

 (a)  1. The following consolidated financial statements of Valley
         Resources, Inc. and subsidiaries appearing on pages 16 through 29 in the Annual Report to Stockholders for the year ended August 31, 1996 are incorporated by reference in Item 8:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1996

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1996

         Consolidated Balance Sheets - August 31, 1996 and 1995

         Consolidated Statements of Changes in Common Stock Equity
           for each of the three years in the period ended August 31,
           1996

         Consolidated Statements of Capitalization - August 31, 1996
           and 1995

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

                                   VALLEY RESOURCES, INC. AND SUBSIDIARIES

Date:  November  26, 1996          By   S/K. W. Hogan
                                        ---------------------------------------
                                        Kenneth W. Hogan
                                        Senior Vice President, Chief Financial
                                          Officer & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   November 26, 1996          S/A. P. Degen
                                   --------------------------------------------
                                   Alfred P. Degen, President and
                                     Chief Executive Officer

Date:   November 26, 1996          S/K. W. Hogan
                                   --------------------------------------------
                                   Kenneth W. Hogan, Senior Vice President,
                                     Chief Financial Officer & Secretary

Date:   November 26, 1996          S/E. N. Agresti
                                   --------------------------------------------
                                   Ernest N. Agresti, Director


Date:   November 26, 1996          --------------------------------------------
                                   Melvin G. Alperin, Director


Date:   November 26, 1996          --------------------------------------------
                                   C. Hamilton Davison, Director


Date:   November 26, 1996          S/D. A. DeAngelis
                                   --------------------------------------------
                                   Don A. DeAngelis, Director


Date:   November 26, 1996          --------------------------------------------
                                   James M. Dillon, Director


Date:   November 26, 1996          S/J. K. Farnum
                                   --------------------------------------------
                                   Jonathan K. Farnum, Director


Date:   November 26, 1996          S/J. F. Guthrie, Jr.
                                   --------------------------------------------
                                   John F. Guthrie, Jr., Director


Date:   November 26, 1996          --------------------------------------------
                                   Eleanor M. McMahon, Director



                                     VALLEY RESOURCES, INC. AND SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS

                                                  SCHEDULE VIII

                                Fiscal Years Ended August 31, 1996, 1995 and 1994


                                         Column A         Column B             Column C           Column D          Column E
                                         --------         --------             --------           --------          --------


                                                                     Additions
                                        Balance at            (1)                (2)             Deductions        Balance at
                                       Beginning of     Charged to Costs      Charged to            from             End of
            Description                  Period          and Expenses         Other Accounts      Reserves           Period
            -----------                  ------          ------------         --------------      --------           ------
1996
Allowance for doubtful accounts          $655,951          $1,459,761        $156,755 (a)      $1,552,746 (b)       $719,721
                                         ========          ==========        ========          ==========           ========

1995
Allowance for doubtful accounts          $653,927         $ 1,274,238        $104,176 (a)      $1,376,390 (b)       $655,951
                                         ========         ===========        ========          ==========           ========

1994
Allowance for doubtful accounts          $592,504          $ 959,404         $ 66,073 (a)       $964,054 (b)        $653,927
                                         ========          =========         ========           ========            ========



Notes:  (a)  Collections on accounts previously charged off.
        (b)  Accounts charged off.

              Report of Independent Certified Public Accountants
                       on Consolidated Financial Schedule



To the Shareholders of
Valley Resources, Inc.


     In connection with our audit of the consolidated financial statements of Valley Resources, Inc. and subsidiaries referred to in our report dated September 24, 1996, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also examined the schedule listed in the index at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                             GRANT THORNTON LLP





Boston, Massachusetts
September 24, 1996