Form 10-Q
period 1996-11-30
VALLEY RESOURCES INC /RI/
filed 1997-01-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

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
                                      Yes X .       No   .
                                         ---          ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
                                                                Outstanding at
                  Class of Common Stock                          Nov. 30, 1996
                  ---------------------                         --------------

                      $1 Par Value                                 4,261,618

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                NOVEMBER 30, 1996

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three-months ended November 30, 1996
              and 1995..................................................  3

              Consolidated Condensed Balance Sheets--November 30,
              1996 and August 31, 1996................................4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the three-months ended November 30, 1996 and 1995.........  6

              Notes to Consolidated Condensed Financial Statements......  7

Item   2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  8

Item 6(a)     Exhibits..................................................  9


PART   II:    OTHER INFORMATION

Item    4.    Submission of Matters to a Vote of Security Holders ....... 9

Item    6.    Exhibits and Reports on Form 8-K........................... 9

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                              For the 3 Months Ended
                                               Nov. 30,    Nov. 30,
                                                 1996        1995
                                              ---------    ---------
                                                  (in thousands
                                                 except share and
                                                per share numbers)
Operating Revenues:
  Utility Gas Revenues                         $ 10,946    $  9,398
  Nonutility Revenues                             5,394       4,697
                                               --------    --------
             Total                               16,340      14,095
                                               --------    --------

Operating Expenses:
  Cost of Gas Sold                                6,403       5,052
  Cost of Sales - Nonutility                      3,826       3,316
  Operations                                      4,557       4,268
  Maintenance                                       438         389
Depreciation and Amortization                       778         712
  Taxes - Other Than Federal Income                 871         831
        - Federal Income                           (509)       (480)
                                               --------    --------
             Total                               16,364      14,088
                                               --------    --------
Operating Income (Loss)                             (24)          7
Other Income - Net of Tax                            65          37
                                               --------    --------
Total Income                                         41          44
                                               --------    --------
Interest Charges:
  Long-Term Debt                                    487         469
  Other                                             326         350
                                               --------    --------
             Total                                  813         819
                                               --------    --------
Net Loss                                       $   (772)   $   (775)
                                               ========    ========

Average Number of Common Shares Outstanding   4,261,618   4,243,663

Loss Per Average Common Share Outstanding     ($   0.18)  ($   0.18)

Dividends Declared on Common Stock             $   0.1825  $   0.18

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets



                                                          (Unaudited)
                                                            Nov. 30,   Aug. 31,
                                                              1996       1996
                                                            --------   --------
                                                               (in thousands)

ASSETS
Utility Plant - Net                                        $ 49,856   $ 49,442
                                                           --------   --------
Leased Property - Net                                         2,815      2,945
                                                           --------   --------
Nonutility Property-Net                                       3,613      3,568
                                                           --------   --------
Other Investments                                             1,523      1,510
                                                           --------   --------
Current Assets:
  Cash                                                          612        507
  Accounts Receivable - Net                                  10,518      9,946
  Deferred Fuel Costs                                         2,029        827
  Deferred Unbilled Gas Costs                                 1,825        439
  Fuel and Other Inventories (Note 3)                         6,788      6,048
  Prepayments                                                   949      1,409
  Common Stock held for Dividend Reinvestment-amounting
    to 24,610 and 10,813 shares respectively (Note 4)           316        131
                                                           --------   --------
           Total                                             23,037     19,307
                                                           --------   --------
Deferred Debits:
  Recoverable Postretirement Benefits                           514        693
  Recoverable Vacations Accrued                                 656        633
  Unamortized Debt Discount and Expense                       1,509      1,523
  Prepaid Pensions                                            6,402      6,171
  Recoverable Deferred FIT                                    6,127      5,970
  Recoverable Transition Obligation                           1,700      1,700
  Other                                                       3,127      3,227
                                                           --------    -------
            Total                                            20,035     19,917
                                                           --------   --------
                                                           $100,879   $ 96,689
                                                           ========   ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets


                                                       (Unaudited)
                                                         Nov. 30,      Aug. 31,
                                                           1996          1996
                                                         --------      --------
                                                             (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
  Common Stock                                          $   4,280    $   4,280
  Paid In Capital                                          18,202       18,204
  Retained Earnings                                         6,200        7,750
  Less: Accounts Receivable from ESOP                      (3,142)      (3,142)
                                                        ---------    ---------
           Total Common Stock Equity                       25,540       27,092
                                                        ---------    ---------
Long-Term Debt (Less Current Maturities):
  8% First Mortgage Bonds, Series Due 2022                 20,194       20,212
  9% Notes Payable, Due 1999                                2,139        2,139
  Note Payable                                                905          905
                                                        ---------    ---------
           Total Long-Term Debt                            23,238       23,256
                                                        ---------    ---------
                  Total Capitalization                     48,778       50,348
                                                        ---------    ---------
Revolving Credit Arrangement                                2,300        2,200
                                                        ---------    ---------
Obligation Under Capital Lease                              2,002        2,134
                                                        ---------    ---------
Current Liabilities:
  Current Maturities of Long-Term Debt                        500          500
  Obligation Under Capital Lease                              813          811
  Notes Payable                                            19,500       14,900
  Accounts Payable                                          6,502        5,243
  Security Deposits & Refund Obligations                    1,116        1,097
  Taxes Accrued (Debit)                                    (1,251)         190
  Accrued Interest                                            993          552
  Other                                                       765          712
                                                        ---------    ---------
           Total                                           28,938       24,005
                                                        ---------    ---------
Commitments and Contingencies
Deferred Credits                                            6,556        6,740
                                                        ---------    ---------
Deferred Federal Income Taxes                              12,305       11,262
                                                        ---------    ---------
                                                        $ 100,879    $  96,689
                                                        =========    =========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                    For the 3 Months
                                                                         Ended
                                                                   Nov. 30,   Nov. 30,
                                                                     1996       1995
                                                                   --------   --------
                                                                      (in thousands)
Cash Flows from Operating Activities:
   Net Loss                                                       $  (772)   $  (775)
   Adjustments to Reconcile Net Loss to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                    778        712
     Provision for Uncollectibles                                     377        337
     Deferred Federal Income Taxes                                    983        521
   Change in Assets and Liabilities:
     Accounts Receivable                                             (949)       454
     Deferred Fuel Costs                                           (1,202)      (553)
     Unbilled Gas Costs                                            (1,386)    (1,151)
     Fuel and Other Inventories                                      (739)      (405)
     Other Current Assets                                              44        489
     Accounts Payable, Accrued Expenses and Current Liabilities      (164)      (849)
     Other - Net                                                      483        256
                                                                  -------    -------
           Net Cash (Used) by Operating Activities                 (2,547)      (964)
                                                                  -------    -------
Cash Flows from Investing Activities:
Utility Capital Expenditures                                       (1,051)    (1,760)
Nonutility Capital Expenditures                                      (186)      (148)
Other Investments                                                     (13)        (3)
                                                                  -------    -------
           Net Cash (Used) by Investing Activities                 (1,250)    (1,911)
                                                                  -------    -------
Cash Flows from Financing Activities:
     Dividends Paid                                                  (778)      (762)
     Capital Stock Transactions                                        (2)        (9)
     Insurance of Revolving Credit Arrangement                         10         -0-
     Retirement of Long-Term Debt                                     (18)       (15)
     Increase in Notes Payable                                      4,600      4,100
                                                                  -------    -------
           Net Cash Provided by Financing Activities                3,902      3,314
                                                                  -------    -------

Net Increase in Cash                                                  105        439
Cash - Beginning                                                      507        455
                                                                  -------    -------
Cash - Ending                                                     $   612    $   894
                                                                  =======    =======
Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                     $   371    $   355
                                                                  =======    =======
     Federal Income Taxes                                         $   -0-    $   -0-
                                                                  =======    =======
   Capital Lease Obligations Incurred                             $   101    $   -0-
                                                                  =======    =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     The Corporation computes its loss per average common share based on the weighted average number of shares outstanding during the period.

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at November 30, 1996, the results of operations for the three-months ended November 30, 1996 and 1995 and Statements of Cash Flows for the three-months ended November 30, 1996 and 1995.

     The results of operations for the three-month periods ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

Inventories - Fuel and Other Inventories:
              (in Thousands)

                                           November 30,          August 31,
                                               1996                 1996
                                           ------------          ----------

Fuels (at average cost)                       $4,402               $3,623
Merchandise and Other (at average cost)        1,115                1,199
Merchandise (at LIFO)                          1,271                1,226
                                              ------               ------
                                              $6,788               $6,048
                                              ======               ======

Note 4
------

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations
---------------------

     Base revenues from firm customers, exclusive of the PGPA, increased 8 percent over the prior year as a result of increased gas sales and the rate relief granted to the company in fiscal 1996. Sales to firm customers totaled 1,250,600 Mcf, an increase of 6 percent when compared to fiscal 1996. The primary contributors to this increase are colder weather and increased customers. Weather, as measured by degree days, was 10 percent colder than the prior year. At November 30, 1996, there were 61,445 utility customers versus 60,919 at November 30, 1995.

     PGPA revenues, which collect from or return to customers changes in gas costs, increased for the three month period. The increase is the result of increased gas costs passed through to customers through the PGPA which does not impact the profitability of the company.

     Seasonal gas sales increased 8 percent for the three months ended November 30, 1996 when compared to the prior year. Seasonal sales increase and decrease depending on availability of gas and the price of competitive fuels. The margin on seasonal sales is passed through to firm customers through the PGPA and has no impact on operating income.

     Transportation revenues increased $42,900 for the three-months ended November 30, 1996, when compared with the results from the prior year.

     The above factors resulted in utility gas revenues for the three months ended November 30, 1996, totaling $10,946,100, a 16 percent increase when compared to the same period in fiscal 1996.

     Nonutility revenues totaled $5,393,500 for the three months ended November 30, 1996, an increase of 15 percent when compared to the prior year. The increase in nonutility revenues is the result of retail and wholesale merchandise sales, propane sales and revenues generated by the Corporation's newest subsidiary Alternate Energy Corporation (AEC). Retail merchandise revenue improved due to the sale and installation of commercial equipment and conversions to gas in the residential electric heating market. Wholesale revenues improved as a result of increased unit sales due to a slightly stronger regional economy and focus on market specific opportunities. An increase in gallons of propane sold and price increases contributed to the increase in propane revenues. Sales made by AEC also contributed to the increase in nonutility revenues.

     Operating expenses for the three-month period were affected primarily by the cost of gas sold and operation expenses. The cost of gas sold increased 27 percent when compared with the prior year both as a result of an increase in the commodity price of natural gas and an increase in the volume of gas sold. The increase in the price of natural gas is recovered from utility customers through the PGPA and, therefore, does not impact the profit margins of the utilities. The cost of sales for nonutility operations increased 15 percent over the prior year with the increase directly attributable to increased sales.

     Other operation expenses increased 7 percent when compared to fiscal 1996. Normal wage and salary increases and increased uncollectible and employee welfare expenses were responsible for the increase. Maintenance expense increased $49,200 over the prior year as a result of repairs to the LNG storage facilities.

     Interest expense totaled $812,500 for the three-months ended November 30, 1996, a slight decrease from the prior year. The shift of the deferred fuel cost, which reconciles PGPA revenues and gas costs, from a payable to customers to a receivable from customers resulted in a decrease in interest expense. This decrease was slightly offset by an increase in short-term debt.

Liquidity and Capital Resources
-------------------------------

     Operations during the first quarter typically do not generate sufficient cash to meet gas costs and construction requirements. Management believes its current borrowing capacity under the present financial structure is sufficient to meet cash requirements. The available borrowings under lines of credit at November 30, 1996 were $9,500,000.

     Cash flow during the period was negatively impacted by the requirement to increase inventories of supplemental fuels to meet winter requirements and the unexpected increases in the price of natural gas. Actual gas costs, which were greater than expected, also resulted in the utilities underrecovery of gas costs through the PGPA. This negatively impacted liquidity during the first fiscal quarter.

     A receivable lag that is generally experienced during the first fiscal quarter should be reversed in the second fiscal quarter and revenues should increase as a result of colder weather. Also, construction expenditures should be reduced during the second fiscal quarter due to restraints caused by weather having a favorable effect upon cash flow.


                               PART I - ITEM 6(a)

Item 6 (a) - Exhibits
---------------------

27.  Financial Data Schedule

                           PART II: OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Stockholders of Valley Resources, Inc. was held on December 10, 1996, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors were elected by the following vote:

                                                  Shares             Shares
                                                  Voted              Voted
                                                  "For"            "Withheld"
                                                  -----            ----------

Ernest N. Agresti                               3,356,425             55,273
Don A. DeAngelis                                3,354,647             57,051
Eleanor M. McMahon                              3,348,532             63,166



Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) None.

     (b) The Company did not file a Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                               S/K. W. Hogan
                              --------------------------------------------------
                                                 K. W. Hogan
                              Senior Vice President, Chief Financial Officer and
                                Secretary


January 14, 1997