Form 10-Q
period 1997-02-28
VALLEY RESOURCES INC /RI/
filed 1997-04-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

                 Yes X                                 No
                    ---                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                                                     Outstanding at
          Class of Common Stock                     February 28, 1997

             $1 Par Value                               4,265,606

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                FEBRUARY 28, 1997

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------
PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three- and six-months ended February 28, 1997
              and 1996....................................................... 3

              Consolidated Condensed Balance Sheets--February 28,
              1997 and August 31, 1996................................... 4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the six-months ended February 28, 1997 and 1996................ 6

              Notes to Consolidated Condensed Financial Statements........... 7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 8

Item 6(a)     Exhibits....................................................... 9


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K............................... 9

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                             3 Months Ended          6 Months Ended
                                         Feb. 28,      Feb. 29,   Feb. 28,      Feb. 29,
                                          1997          1996        1997         1996
                                        (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues                $   25,177   $   24,563   $   36,123   $   33,962
   Nonutility Revenues                      5,755        5,687       11,149       10,383
                                        ----------   ----------   ----------   ----------
      Total                                30,932       30,250       47,272       44,345
                                        ----------   ----------   ----------   ----------

Operating Expenses:
   Cost of Gas Sold                        14,175       12,746       20,578       17,798
   Cost of  Sales - Nonutility              3,894        3,961        7,720        7,277
   Operations                               4,698        4,713        9,255        8,981
   Maintenance                                388          414          826          803
   Depreciation and Amortization              778          750        1,555        1,462
   Taxes - Other Than Federal Income        1,352        1,321        2,224        2,153
         - Federal Income                   1,631        1,889        1,122        1,409
                                       ----------   ----------   ----------   ----------
      Total                                26,916       25,794       43,280       39,883
                                       ----------   ----------   ----------   ----------
Operating Income                            4,016        4,456        3,992        4,462
Other Income - Net of Tax                      93          233          158          271
                                       ----------   ----------   ----------   ----------
   Total Income                             4,109        4,689        4,150        4,733
                                       ----------   ----------   ----------   ----------
Interest Charges:
   Long-Term Debt                             477          479          964          948
   Other                                      372          355          698          706
                                       ----------   ----------   ----------   ----------
Total                                         849          834        1,662        1,654
                                       ----------   ----------   ----------   ----------
Net Income                             $    3,260   $    3,855   $    2,488   $    3,079
                                       ==========   ==========   ==========   ==========


Average Number of Common
  Shares Outstanding                    4,261,726    4,258,330    4,261,672    4,250,996

Earnings Per Average Common Share
  Outstanding                          $     0.76   $     0.91   $     0.58   $     0.72

Dividends Declared on Common Stock     $   0.1825   $     0.18   $    0.365   $     0.36



The accompanying Notes are an integral part of these statements.

                     VALLEY RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets

                                                         (Unaudited)
                                                           Feb. 28,    Aug. 31,
                                                             1997        1996
                                                           --------    --------
                                                              (in thousands)
ASSETS
Utility Plant - Net                                        $ 49,876   $ 49,442
                                                           --------   --------
Leased Property - Net                                         2,638      2,945
                                                           --------   --------
Nonutility Property-Net                                       3,657      3,568
                                                           --------   --------
Other Investments                                             1,531      1,510
                                                           --------   --------
Current Assets:
   Cash                                                         692        507
   Accounts Receivable - Net                                 16,746      9,946
   Deferred Fuel Costs                                        3,208        827
   Deferred Unbilled Gas Costs                                1,603        439
   Fuel and Other Inventories (Note 3)                        4,716      6,048
   Prepayments                                                  701      1,409
   Common Stock held for Dividend Reinvestment-amounting
     to 14,422 and 10,813 shares respectively (Note 4)          177        131
                                                           --------   --------
           Total                                             27,843     19,307
                                                           --------   --------
Deferred Debits:
   Recoverable Postretirement Benefits                          577        693
   Recoverable Vacations Accrued                                723        633
   Unamortized Debt Discount and Expense                      1,494      1,523
   Prepaid Pensions                                           6,633      6,171
   Recoverable Deferred FIT                                   6,183      5,970
   Recoverable Transition Obligation                          1,700      1,700
   Other                                                      3,007      3,227
                                                           --------   --------
                                                             20,317     19,917
                                                           --------   --------
           Total                                           $105,862   $ 96,689
                                                           ========   ========



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                             (Unaudited)
                                               Feb. 28,     Aug. 31,
                                                 1997         1996
                                               --------     --------
                                            (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                               $   4,280    $   4,280
   Paid In Capital                               18,170       18,204
   Retained Earnings                              8,683        7,750
   Less: Accounts Receivable from ESOP           (3,142)      (3,142)
                                              ---------    ---------
           Total Common Stock Equity             27,991       27,092
                                              ---------    ---------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022      20,155       20,212
   9% Notes Payable, Due 1999                     2,139        2,139
   Notes Payable                                    905          905
                                              ---------    ---------
           Total Long-Term Debt                  23,199       23,256
                                              ---------    ---------
                  Total Capitalization           51,190       50,348
                                              ---------    ---------
Revolving Credit Arrangement                      2,300        2,200
                                              ---------    ---------
Obligation Under Capital Lease                    1,760        2,134
                                              ---------    ---------
Current Liabilities:
   Current Maturities of Long-Term Debt             500          500
   Obligation Under Capital Lease                   878          811
   Notes Payable                                 20,700       14,900
   Accounts Payable                               5,943        5,243
   Security Deposits & Refund Obligations         1,091        1,097
   Taxes Accrued                                    494          190
   Accrued Interest                                 556          552
   Other                                            906          712
                                              ---------    ---------
           Total                                 31,068       24,005
                                              ---------    ---------
Commitments and Contingencies
Deferred Credits                                  6,756        6,740
                                              ---------    ---------
Deferred Federal Income Taxes                    12,788       11,262
                                              ---------    ---------
                                              $ 105,862    $  96,689
                                              =========    =========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                    For the 6 Months
                                                                           Ended
                                                                   Feb. 28,    Feb. 29,
                                                                    1997        1996
                                                                  --------    --------
                                                                     (in thousands)
Cash Flows from Operating Activities:
   Net Income                                                      $ 2,488    $ 3,079
   Adjustments to Reconcile Net Income to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                   1,555      1,462
     Provision for Uncollectibles                                      778        672
     Deferred Federal Income Taxes                                   1,410        774
   Change in Assets and Liabilities:
     Accounts Receivable                                            (7,578)    (6,269)
     Deferred Fuel Costs                                            (2,381)    (1,304)
     Unbilled Gas Costs                                             (1,164)    (1,381)
     Fuel and Other Inventories                                      1,332      1,874
     Other Current Assets                                              200        679
     Accounts Payable, Accrued Expenses and Current Liabilities        998      2,550
     Other - Net                                                       392        (54)
                                                                   -------    -------
        Net Cash (Used) Provided by Operating Activities            (1,970)     2,082
                                                                   -------    -------
   Cash Flows from Investing Activities:
   Utility Capital Expenditures                                     (1,708)    (2,435)
   Nonutility Capital Expenditures                                    (371)      (298)
   Other Investments                                                   (20)       (12)
                                                                   -------    -------
        Net Cash (Used) by Investing Activities                     (2,099)    (2,745)
                                                                   -------    -------
Cash Flows from Financing Activities:
     Dividends Paid                                                 (1,555)    (1,527)
     Capital Stock Transactions                                        (34)        56
     Issuance of Long Term Debt                                        100      2,200
     Retirement of Long-Term Debt                                      (57)      (825)
     Increase in Notes Payable                                       5,800      1,400
                                                                   -------    -------
        Net Cash Provided by Financing Activities                    4,254      1,304
                                                                   -------    -------
Net Increase in Cash                                                   185        641
Cash - Beginning                                                       507        455
                                                                   -------    -------
Cash - Ending                                                      $   692    $ 1,096
                                                                   =======    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                      $ 1,658    $ 1,732
                                                                   =======    =======
     Federal Income Taxes                                          $   -0-    $   -0-
                                                                   =======    =======
   Capital Lease Obligations Incurred                              $   201    $    99
                                                                   =======    =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     The Corporation computes earnings per average common share based on the weighted average number of shares outstanding during the period.

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of February 28, 1997 the results of operations for the three- and six-months ended February 28, 1997 and 1996 and Statement of Cash Flows for the six-months ended February 28, 1997 and 1996.

     The results of operations for the three- and six-month periods ended February 28, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

Inventories - Fuel and Other Inventories:
               (in Thousands)


                                                (Unaudited)
                                                 February 28,        August 31,
                                                    1997                1996
                                                 ------------        ----------
       Fuels (at average cost)                      $2,140             $3,623
       Merchandise and Other (at average cost)       1,106              1,199
       Merchandise (at LIFO)                         1,470              1,226
                                                    ------             ------
                                                    $4,716             $6,048
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

                                PART I - ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended February 28, 1997 vs 1996

     Utility gas revenues for the three months ended February 28, 1997, the second fiscal quarter, totaled $25,177,300, an increase of 3 percent over the same period in fiscal 1996. The revenue increase is primarily the result of collections through the PGPA and increased transportation revenues offset by a decrease in base revenues. PGPA revenues increased due to increases in the cost of natural gas paid by the utilities; this increase does not impact the profitability of the company because it is a pass-through of gas cost changes. Revenues generated from the regulated base tariffs declined 8 percent when compared to the prior year as a result of decreased natural gas sales.

     Gas sales to firm customers during the second fiscal quarter totaled 3,367,400 Mcf, a decrease of 8 percent from the prior year. The decrease in gas sales is the result of warmer weather. Weather during the second quarter, as measured by degree days, was 10 percent warmer than the same period last year.

     Valley Gas transports natural gas owned by customers if delivered to Valley Gas's gate station. Transportation revenues for the quarter increased $42,600 over the same period in fiscal 1996 due to increased volumes transported.

     Nonutility revenues totaled $5,755,400 for the three months ended February 28, 1997, an increase of 1 percent over the second quarter in fiscal 1996. During the second quarter the operations of all nonutility subsidiaries generated increased revenues, except retail merchandise. The continuing strategic focus toward commercial and industrial markets, as well as on electric heating conversions, which generate higher margins, resulted in increased profitability despite decreased retail merchandise sales. Propane revenues increased due to price increases, despite a decline in volume of propane sold resulting from the warmer weather.

     The primary contributor to the increase in operating expenses during the second fiscal quarter was an 11 percent increase in the cost of gas sold. The average cost of gas distributed to firm customers was $4.46 per Mcf for the three months ended February 28, 1997 versus $3.54 per Mcf during the second quarter of fiscal 1996. Changes in gas costs are recovered from customers through the PGPA.

     The decrease in merchandise retail sales is responsible for the decrease in nonutility cost of sales. Other operation expenses decreased slightly during the period as a result of a reduction in costs associated with the propane operations due to the warmer weather.

     Other income decreased $140,800 for the quarter compared to last year. The second quarter of fiscal 1996 included other income of $275,000 generated by off-system sales. This was offset slightly by increased interest income. Off -system sales are natural gas sales arranged by the utility to customers outside the franchise area at market clearing prices. Gas becomes available for sale through acquisition rights available to the utility and from supplies not required to meet firm market demand. This market did not materialize this winter and as a result the company was unable to generate revenues from off-system sales.

     For the three months ended February 28, 1997, interest expense increased 2 percent over the same quarter last year. The increase in interest expense was the result of increases in short-term borrowings.

For the six months ended February 28, 1997 vs 1996

     For the six months ended February 28, 1997, utility gas revenues were $36,123,400, an increase of 6 percent over the same period in fiscal 1996. A decrease in base revenues generated from firm customers was offset by increased collections through the PGPA and seasonal revenues. Base revenues generated from the regulated tariffs declined 4 percent as a result of decreased natural gas sales. PGPA revenues increased $2,971,300 over the prior six month period.

     Seasonal revenues increased by 27 percent but the volume of seasonal gas sales increased only 5 percent. Sales to seasonal customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from seasonal sales are returned to firm customers through the PGPA and do not impact the profitability of the company.

     Gas sold to firm customers decreased 5 percent to 4,617,900 Mcf for the six months ended February 28, 1997. The decrease in gas sales is the result of warmer weather which was partially offset by an increase in the number of customers. Weather, as measured by degree days, was 4 percent warmer than the prior year six month period. At February 28, 1997 there were 62,603 utility customers versus 62,149 at February 29, 1996.

     Nonutility revenues for the six months ended February 28, 1997 totaled $11,148,900, an increase of 7 percent over fiscal 1996. The increase in nonutility revenues is the result of increases in retail and wholesale merchandise sales, revenues generated from propane operations and the addition of revenues generated by AEC. Conversions of electric heating , sales in the commercial markets and increases in the wholesale operation contributed to the increased revenues. Propane revenues increased despite a drop in volume resulting from the warmer weather due to price increases in the cost of propane being passed along to customers.

     Operating expenses for the six month period were impacted by increases in the cost of gas sold and nonutility cost of sales. The cost of gas sold increased 16 percent when compared to the same period last year. Increases in the purchase price of natural gas was the primary contributor to the increase in cost of gas sold. The average cost of gas distributed to firm customers was $4.43 per Mcf for the six months ended February 28, 1997 versus $3.63 per Mcf in the prior year. Nonutility cost of sales increased 6 percent which is directly attributable to the increase in nonutility revenues.

     The decrease in other income of $112,900 for the six month period was the direct result of the decline in off-system sales. The decrease in other income was offset by increased interest income.

     Interest expense remained flat for the six month period. Increased short-term borrowings were offset by a reduction in interest accrued on deferred fuel costs and lower borrowing rates. The PGPA requires a reconciliation of actual gas costs and the amount collected through the PGPA clause. This reconciliation results in either a deferred fuel cost liability (amounts owed to customers) or a deferred fuel cost receivable (amounts owed by customers to the company). If there is a liability to customers, interest expense is accrued by the company, if there is a receivable interest income is recorded. For most of the first six months of fiscal 1997, the deferred fuel cost was a receivable from the customer, versus a liability in fiscal 1996. This situation resulted from the rapid, unanticipated rise in natural gas prices this year.

Liquidity and Capital Resources

     During the second fiscal quarter the liquidity position of the Corporation improved over the first quarter as a result of increased revenues from winter period sales, increased PGPA collections and increased nonutility sales. Management believes the available financings are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at February 28, 1997, were $8,300,000.

     Cash flows were negatively impacted during the second quarter by increases in the cost of natural gas and propane. Sales during the second quarter, despite being greater than the first quarter, were less than anticipated due to warmer than normal winter weather which also negatively impacted liquidity. Additionally, the warmer weather resulted in the holding of supplemental fuel inventories which were anticipated to be sold.

     Construction expenditures declined during the second fiscal quarter, as planned, due to constraints caused by the weather, thereby adding favorably to liquidity.

     The liquidity position of the Corporation is anticipated to improve in the third quarter as winter bills are collected and increased gas costs will be recovered through the PGPA. In addition, the company anticipates a gas supplier refund in the third quarter which will reduce the deferred fuel cost account, which will positively impact liquidity.

     Cash expended on the construction program will increase during the third fiscal quarter which will negatively impact cash flows; however, this increased cash requirement should be offset by the improved cash flows.


                               PART I - ITEM 6(a)

Item 6(a) - Exhibits
--------------------

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

                                       VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                  S/K. W. Hogan
                                       ---------------------------------------
                                                    K. W. Hogan
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary



April 14, 1997