Form 10-K/A
period 1996-08-31
VALLEY RESOURCES INC /RI/
filed 1997-04-29
CIK 102710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10K/A

                           AMENDMENT TO ANNUAL REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-7924

                             VALLEY RESOURCES, INC.
         _____________________________________________________________
               (Exact name of registrant as specified in charter)

                                 AMENDMENT TO 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended August 31, 1996 on Form 10-K as set forth in the pages attached hereto.

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   3.  Exhibits

          28.  Additional Exhibits

               Annual Report on Form 11-K of Valley Gas Company Employees Savings Plan for the plan year ended December 31, 1996.

               Annual Report on Form 11-K of Valley Gas Company Union Employees Savings Plan for the plan year ended December 31, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY RESOURCES, INC.


 Date    April 29, 1997                   By       S/K. W. Hogan
                                            -----------------------------------
                                                     K. W. Hogan
                                            Sr. Vice President, CFO & Secretary

                                    FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

( ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended______________________________________________________

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from   January 1, 1996   to   December 31, 1996
                                 ---------------        -----------------
Commission file number 1-7924

                               VALLEY GAS COMPANY
                             EMPLOYEES SAVINGS PLAN
                           _________________________
                              (Full Title of Plan)


                             VALLEY RESOURCES, INC.
           __________________________________________________________
          (Name of Issuer of the Securities held Pursuant to the Plan)


                                1595 Mendon Road
                         Cumberland, Rhode Island 02864
                      ____________________________________
                    (Address of Principal Executive Officer)

Financial Statements and Exhibits
---------------------------------

a)  Financial Statements:                                        Page Number
                                                                 -----------
      Report of Independent Certified Public
        Accountants                                               F-1

      Statements of Financial Condition as of
        December 31, 1996 and 1995                                F-2 - F-3

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1996, 1995 and 1994                          F-4 - F-6

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

    b)  Exhibits:

        24d)  Consent of Independent Certified Public Accountants

                 Report of Independent Certified Public Accounts
                 -----------------------------------------------


Administrator of the Valley Gas Company
  Employees Savings Plan


     We have audited the accompanying statements of financial condition of Valley Gas Company Employees Savings Plan as of December 31, 1996 and 1995, and the related statements of income and changes in plan equity for each of three years in the period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Valley Gas Company Employees Savings Plan as of December 31, 1996 and 1995, and the income and changes in plan equity for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           S/Grant Thornton LLP
                                                             GRANT THORNTON LLP



Boston, Massachusetts
April 7, 1997

                   Valley Gas Company Employees Savings Plan

                        STATEMENTS OF FINANCIAL CONDITION

                                December 31, 1996


                                                   GALAXY            GALAXY
                                     MONEY        SHORT-TERM         EQUITY     VALLEY RESOURCES
                                     MARKET         BOND             INCOME          STOCK
ASSETS                                FUND          FUND              FUND            FUND               TOTAL
------                            --------------------------------------------------------------------------------
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 206,904
  Shares (Cost $2,471,933.04)                                                      $2,327,670.00     $2,327,670.00
  Other (Note E)                  $      0.00    $      0.00     $        0.00              0.00              0.00
                                  -----------    -----------     -------------     -------------     -------------

     Total Investments                   0.00           0.00              0.00      2,327,670.00      2,327,670.00


Cash                               257,467.79     281,964.29      1,269,479.20          4,304.33      1,813,215.61
Money Market                             0.00           0.00              0.00              0.00              0.00
Interest Receivable                  1,051.49           0.56              4.94             39.84          1,096.83
Dividends Receivable                     0.00       1,268.74              0.00         37,759.98         39,028.72
Contributions Receivable               392.40         810.00          4,206.10          5,619.50         11,028.00
                                  -----------    -----------     -------------     -------------     -------------
     Total Assets                 $258,911.68    $284,043.59     $1,273,690.24     $2,375,393.65     $4,192,039.16
                                  ===========    ===========     =============     =============     =============


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments
 (Notes A and F)                  $258,911.68    $284,043.59     $1,273,690.24     $2,375,393.65     $4,192,039.16
                                  -----------    -----------     -------------     -------------     -------------

     Total Liabilities
     and Equity                   $258,911.68    $284,043.59     $1,273,690.24     $2,375,393.65     $4,192,039.16
                                  ===========    ===========     =============     =============     =============



The accompanying Notes are an integral part of these statements.

                    Valley Gas Company Employees Savings Plan

                        STATEMENTS OF FINANCIAL CONDITION

                                December 31, 1995



                                                    GALAXY           GALAXY
                                      MONEY       SHORT-TERM         EQUITY      VALLEY RESOURCES
                                      MARKET         BOND            INCOME         STOCK
ASSETS                                 FUND          FUND             FUND           FUND            TOTAL
------                             ----------------------------------------------------------------------------
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 199,184
  Shares (Cost $2,380,386.04)                                                    $2,166,126.00    $2,166,126.00
Other (Note E)                     $      0.00     $265,528.61     $987,401.25            0.00     1,252,929.86
                                   -----------     -----------     -----------   -------------    -------------

Total Investments                         0.00      265,528.61      987,401.25    2,166,126.00     3,419,055.86


Cash                                    327.00          216.40          579.70          693.90         1,817.00
Money Market                        282,360.52        2,164.47        8,253.04        9,776.33       302,554.36
Interest Receivable                   1,213.83            0.00            0.00           44.58         1,258.41
Dividends Receivable                      0.00        1,266.07           36.54       35,853.12        37,155.73
Contributions Receivable                896.30          875.40        3,316.30        7,456.00        12,544.00
                                   -----------     -----------     -----------   -------------    -------------
   Total Assets                    $284,797.65     $270,050.95     $999,586.83   $2,219,949.93    $3,774,385.36
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

                    Valley Gas Company Employees Savings Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                      For The Year Ended December 31, 1996



                                                      GALAXY        GALAXY
                                       MONEY        SHORT-TERM      EQUITY    VALLEY RESOURCES
                                       MARKET          BOND         INCOME         STOCK
                                       FUND            FUND          FUND          FUND            TOTAL
                                   ------------------------------------------------------------------------
Investment Income:
     Common Stock                  $      0.00     $ 14,685.46  $  143,770.36 $  153,360.61   $  311,816.43
     Interest                        13,407.17          114.64         599.60        900.93       15,022.34
                                   -----------     -----------  ------------- -------------   -------------
     Total Investment Income         13,407.17       14,800.10     144,369.96    154,261.54      326,838.77

Net Realized Gain/(Loss) on
     Disposition of
     Investments (Note G)                 0.00       (1,222.89)    286,735.22     (2,976.99)     282,535.34
                                   -----------     -----------  ------------- -------------   -------------
Unrealized Appreciation
     (Depreciation) of
     Investments (Notes A
     and F)                               0.00       (3,342.98)   (220,435.03)    69,997.00     (153,781.01)
                                   -----------     -----------  ------------- -------------   -------------
Contributions (Note A)
     Participants                    25,566.40       28,091.60     144,000.30    119,794.70      317,453.00
     Valley Gas Company                   0.00            0.00           0.00     93,837.00       93,837.00
                                   -----------     -----------  ------------- -------------   -------------
     Total Contributions             25,566.40       28,091.60     144,000.30    213,631.70      411,290.00
                                   -----------     -----------  ------------- -------------   -------------
Miscellaneous                             0.00        1,471.39       8,557.10          0.00       10,028.49
                                   -----------     -----------  ------------- -------------   -------------
      Total Net Additions            38,973.57       39,797.22     363,227.55    434,913.25      876,911.59
                                   -----------     -----------  ------------- -------------   -------------
Withdrawals                         (44,216.66)        (868.37)   (230,637.32)  (183,535.44)    (459,257.79)
                                   -----------     -----------  ------------- -------------   -------------
      Total Deductions              (44,216.66)        (868.37)   (230,637.32)  (183,535.44)    (459,257.79)
                                   -----------     -----------  ------------- -------------   -------------
       Net Increase (Decrease)       (5,243.09)      38,928.85     132,590.23    251,377.81      417,653.80

Plan Equity:
     Beginning of Year              284,797.65      270,050.95     999,586.83  2,219,949.93    3,774,385.36
     Inter-Plan/Inter-Fund
       Transfers                    (20,642.88)     (24,936.21)    141,513.18    (95,934.09)           0.00
                                   -----------     -----------  ------------- -------------   -------------
     End of Year                   $258,911.68     $284,043.59  $1,273,690.24 $2,375,393.65   $4,192,039.16
                                   ===========     ===========  ============= =============   =============



The accompanying Notes are an integral part of these statements.

                    Valley Gas Company Employees Savings Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                      For The Year Ended December 31, 1995



                                                     GALAXY         GALAXY
                                       MONEY       SHORT-TERM       EQUITY     VALLEY RESOURCES
                                       MARKET         BOND          INCOME          STOCK
                                        FUND          FUND           FUND           FUND              TOTAL
                                    --------------------------------------------------------------------------
Investment Income:
     Common Stock                  $      0.00    $ 16,891.62    $ 54,191.13    $  135,770.33     $ 206,853.08
     Interest                        13,502.22         138.70         499.51         1,874.02        16,014.45
                                   -----------    -----------    -----------    -------------     ------------
     Total Investment Income         13,502.22      17,030.32      54,690.64       137,644.35       222,867.53

Net Realized Gain/(Loss) on
     Disposition of
     Investments (Note G)                 0.00      (1,637.11)          0.00        (3,119.99)        (4,757.10)
                                   -----------    -----------    -----------    -------------     -------------
Unrealized Appreciation
     (Depreciation) of
     Investments (Notes A
     and F)                               0.00      15,447.03     178,176.74      (180,685.06)        12,938.71
                                   -----------    -----------    -----------    -------------     -------------
Contributions (Note A)
     Participants                    31,176.60      26,197.10      87,587.60       130,934.70        275,896.00
     Valley Gas Company                   0.00           0.00           0.00        91,669.00         91,669.00
                                   -----------    -----------    -----------    -------------     -------------
     Total Contributions             31,176.60      26,197.10      87,587.60       222,603.70        367,565.00
                                   -----------    -----------    -----------    -------------     -------------
Miscellaneous                             0.00       1,607.34       5,836.86             0.00          7,444.20
                                   -----------    -----------    -----------    -------------     -------------
     Total Net Additions             44,678.82      58,644.68     326,291.84       176,443.00        606,058.34
                                   -----------    -----------    -----------    -------------     -------------
Withdrawals                          (1,994.82)    (68,094.62)       (500.55)     (129,064.90)      (199,654.89)
                                   -----------    -----------    -----------    -------------     -------------
     Total Deductions                (1,994.82)    (68,094.62)       (500.55)     (129,064.90)      (199,654.89)
                                   -----------    -----------    -----------    -------------     -------------
     Net Increase (Decrease)         42,684.00      (9,449.94)    325,791.29        47,378.10        406,403.45

Plan Equity:
     Beginning of Year              238,983.30     325,304.23     624,406.02     2,172,903.36      3,361,596.91
     Inter-Plan/Inter-Fund
       Transfers                      3,130.35     (45,803.34)     49,389.52          (331.53)         6,385.00
                                   -----------    -----------    -----------    -------------     -------------
     End of Year                   $284,797.65    $270,050.95    $999,586.83    $2,219,949.93     $3,774,385.36
                                   ===========    ===========    ===========    =============     =============


The accompanying Notes are an integral part of these statements.

                    Valley Gas Company Employees Savings Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                      For The Year Ended December 31, 1994



                                                    GALAXY        GALAXY
                                      MONEY       SHORT-TERM      EQUITY      VALLEY RESOURCES
                                      MARKET         BOND         INCOME           STOCK
                                       FUND          FUND          FUND             FUND             TOTAL
                                   --------------------------------------------------------------------------
Investment Income:
   Dividends                      $      0.00    $ 14,175.21    $ 24,890.64    $  115,223.33    $  154,289.18
   Interest                          8,738.42         116.64         321.60         1,907.22        11,083.88
                                  -----------    -----------    -----------    -------------    -------------
    Total Investment Income          8,738.42      14,291.85      25,212.24       117,130.55       165,373.06

Net Realized Gain/(Loss) on
   Disposition of
   Investments (Note G)                  0.00           0.00         532.45             0.00           532.45
                                  -----------    -----------    -----------    -------------    -------------
Unrealized Appreciation
   (Depreciation) of
   Investments (Notes A
   and F)                                0.00     (15,087.88)    (19,898.30)     (389,239.72)     (424,225.90)
                                  -----------    -----------    -----------    -------------    -------------
Contributions (Note A)
   Participants                     22,745.00      28,884.40      79,936.70       148,534.90       280,101.00
   Valley Gas Company                    0.00           0.00           0.00        87,676.00        87,676.00
                                  -----------    -----------    -----------    -------------    -------------
   Total Contributions              22,745.00      28,884.40      79,936.70       236,210.90       367,777.00
                                  -----------    -----------    -----------    -------------    -------------
Miscellaneous                            0.00       1,675.47       4,436.27        (6,430.98)         (319.24)
                                  -----------    -----------    -----------    -------------    -------------
   Total Net Additions              31,483.42      29,763.84      90,219.36       (42,329.25)      109,137.37
                                  -----------    -----------    -----------    -------------    -------------
Withdrawals                           (781.41)          0.00           0.00       (15,524.54)      (16,305.95)
                                  -----------    -----------    -----------    -------------    -------------

    Total Deductions                  (781.41)          0.00           0.00       (15,524.54)      (16,305.95)
                                  -----------    -----------    -----------    -------------    -------------
     Net Increase (Decrease)        30,702.01      29,763.84      90,219.36       (57,853.79)       92,831.42

Plan Equity:
   Beginning of Year               242,324.72     302,054.25     525,086.21     2,198,761.91     3,268,227.09
   Inter-Plan/Inter-Fund
     Transfers                     (34,043.43)     (6,513.86)      9,100.45        31,995.24           538.40
                                  -----------    -----------    -----------    -------------    -------------
   End of Year                    $238,983.30    $325,304.23    $624,406.02    $2,172,903.36    $3,361,596.91
                                  -----------    -----------    -----------    -------------    -------------


The accompanying Notes are an integral part of these statements.

                    Valley Gas Company Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

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

General
-------

The plan is a defined contribution plan covering all employees of Valley Gas Company who are not members of the collective bargaining unit and satisfy the eligibility requirements.

Contributions
-------------

A member may authorize a Basic Employee Contribution from 1% to 12% with a maximum contribution not to exceed $9,500 in any one year.

The employer shall contribute as of December 31, of each plan year from current or accumulated net profits on behalf of each member participating of the Plan on December 31, of each plan year, an amount equal to 50% of the employee contribution made up to 4% of the employee's annual compensation.

Participant Accounts
--------------------

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

                    Valley Gas Company Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

Vesting
-------

Participants are immediately vested in their contribution plus actual earning thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100 percent vested after seven years of credited service. If a participant terminates employment for any reason other than disability or retirement, he will be entitled to the full amount of contributions he has deposited plus a percentage of his account balance derived from employer contributions based upon the following schedule:


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

A member will become vested in the Company's matching contribution as a result of disability, death or retirement in accordance with the above schedule.

Participant Loans Receivable
----------------------------

Member loans are not permitted.

Payments of Benefits
--------------------

On termination of service due to disability, death or retirement, a participant may elect to receive either a lump sum payment equal to the value of the participants vested interest in his account, or equal quarterly or annual installments over a period not to exceed the life expectancy of the member or joint life expectancy of the member and spouse or other beneficiary.

Benefits are recorded when paid.

Valuation of Investments
------------------------

Investments are held by a bank-administered trust fund and are stated at their approximate current market value. The difference between current market value and the cost of investments are reflected in the statement of income and changes in plan equity as unrealized appreciation or (depreciation) of fair value of investments.

                    Valley Gas Company Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


Management Estimates
--------------------

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

Forfeitures:               A member who terminates his employment prior to
                           becoming eligible for benefits and does not have a 100% vested right to Company contributions forfeits the amounts not vested.

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

                        December 31, 1996, 1995 and 1994


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

A member shall direct the Trustee with respect to the investment of his account in each fund. The plan administrator has investment discretion attributable to employer contributions. Employer contributions are invested in the Valley Resources stock fund. Dividends, interest and contributions that have yet to be invested in that particular fund's assets are temporarily invested in money market accounts.

                    Valley Gas Company Employees Savings Plan

                        December 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS - Continued

      The number of participants in each fund was as follows:


                                                            December 31,
                                                        1996            1995
                                                        ----            ----
      Money Market Fund                                  32               44
      Galaxy Short-Term Bond Fund                        39               40
      Galaxy Equity Income Fund                          79               73
      Valley Resources, Inc. Common Stock Fund           99              115


The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.


NOTE D - TRANSFER OF PLAN ASSETS

On December 31, 1996, the Plan Administrator directed the sale of all plan assets to be transferred via wire to the New York Life Benefits Services, Inc. NYL Receipt Account. Prior to the transfer, these investments were converted to cash. These funds were all received in the NYL Receipt Account on January 2, 1997. This transfer was made as a result of a change in custodianship of assets. All assets were placed into like/kind New York Life funds.

                    Valley Gas Company Employees Savings Plan

                        December 31, 1996, 1995 and 1994


NOTE E - INVESTMENTS - OTHER


                                                    DECEMBER 31, 1995
                                             -----------------------------------
                                                                     APPROXIMATE
                                                                       MARKET
                                             UNITS         COST        VALUE
                                             -----------------------------------
The Galaxy Short-Term
  Bond Fund                                  26,135     $262,185.63  $265,528.61

The Galaxy Equity
  Income Fund                                64,368     $766,966.22  $987,401.25



                                                    DECEMBER 31, 1994
                                             -----------------------------------
                                                                     APPROXIMATE
                                                                       MARKET
                                             UNITS         COST        VALUE
                                             -----------------------------------
The Galaxy Short-Term
  Bond Fund                                  33,137     $332,872.40  $320,768.35

The Galaxy Equity
  Income Fund                                50,776     $575,689.15  $617,947.44



NOTE F - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS


                              GALAXY        GALAXY
                            SHORT-TERM      EQUITY   VALLEY RESOURCES
                               BOND         INCOME        STOCK
                               FUND          FUND         FUND            TOTAL
                           -------------------------------------------------------
Balance at Dec. 31, 1993   $  2,983.83   $ 62,156.59   $ 355,664.75   $ 420,805.17
Change for the year 1994    (15,087.88)   (19,898.30)   (389,239.72)   (424,225.90)
                           -----------   -----------   ------------   ------------

Balance at Dec. 31, 1994    (12,104.05)    42,258.29     (33,574.97)     (3,420.73)
Change for the year 1995     15,447.03    178,176.74    (180,685.06)     12,938.71
                           -----------   -----------   ------------   ------------

Balance at Dec. 31, 1995      3,342.98    220,435.03    (214,260.03)      9,517.98
Change for the year 1996     (3,342.98)  (220,435.03)     69,997.00    (153,781.01)
                           -----------   -----------   ------------   ------------

Balance at Dec. 31, 1996   $      0.00  $       0.00   $(144,263.03)  $(144,263.03)
                           ===========  ============   ============   ============

                    Valley Gas Company Employees Savings Plan

                        December 31, 1996, 1995 and 1994


NOTE G - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS


                                     YEAR ENDED DECEMBER 31, 1996
                          ------------------------------------------------------
                             GALAXY       GALAXY
                           SHORT-TERM     EQUITY   VALLEY RESOURCES
                              BOND        INCOME        STOCK
                              FUND         FUND         FUND           TOTAL
                          ------------------------------------------------------
Amount Realized           $304,855.19  $1,482,772.40  $174,546.50  $1,962,174.09
Cost - Average             306,078.08   1,196,037.18   177,523.49   1,679,638.75
                          -----------  -------------  -----------  -------------
Net Realized Gain (Loss)  $ (1,222.89) $  286,735.22  $ (2,976.99) $  282,535.34
                          ===========  =============  ===========  =============




                                      YEAR ENDED DECEMBER 31, 1995
                          ------------------------------------------------------
                             GALAXY       GALAXY
                           SHORT-TERM     EQUITY   VALLEY RESOURCES
                              BOND        INCOME        STOCK
                              FUND         FUND         FUND         TOTAL
                          ------------------------------------------------------
Amount Realized           $107,254.00   $   0.00     $36,980.75    $144,234.75
Cost - Average             108,891.11       0.00      40,100.74     148,991.85
                          -----------   --------     ----------    -----------
Net Realized Loss         $ (1,637.11)  $   0.00     $(3,119.99)   $ (4,757.10)
                          ===========   ========     ==========    ===========



                                      YEAR ENDED DECEMBER 31, 1994
                           -----------------------------------------------------
                             GALAXY       GALAXY
                           SHORT-TERM     EQUITY   VALLEY RESOURCES
                              BOND        INCOME        STOCK
                              FUND         FUND         FUND         TOTAL
                           -----------------------------------------------------
Amount Realized               $0.00     $5,032.00        $0.00     $5,032.00
Cost - Average                 0.00      4,499.55         0.00      4,499.55
                              -----     ---------        -----     ---------
Net Realized Gain             $0.00     $  532.45        $0.00     $  532.45
                              =====     =========        =====     =========

NOTE H - TAX STATUS OF PLAN

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


                                     VALLEY GAS COMPANY EMPLOYEES SAVINGS PLAN



                                     S/K. W. Hogan
                                     -----------------------------------------
                                     K. W. Hogan
                                     Senior Vice President, CFO and Secretary





April 29, 1997

                                                                    Exhibit 24d
                                                                    -----------







               Consent of Independent Certified Public Accountants
               ---------------------------------------------------


     We have issued our report dated April 7, 1997, accompanying the financial statements of Valley Gas Company Employees Savings Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said report in the Valley Gas Company Employees Savings Plan Registration Statement on Form S-8/S-3 (File No. 33-33574).


                                                          S/Grant Thornton LLP
                                                            GRANT THORNTON LLP





Boston, Massachusetts
April 28, 1997

                                    FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
( ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended______________________________________________________

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the  transition  period from  January 1, 1996 to December 31, 1996
                                  ---------------    -----------------
Commission file number  1-7924




                            VALLEY GAS COMPANY UNION
                             EMPLOYEES SAVINGS PLAN
                            ________________________
                              (Full Title of Plan)



                             VALLEY RESOURCES, INC.
           __________________________________________________________
          (Name of Issuer of the Securities held Pursuant to the Plan)


                                1595 Mendon Road
                         Cumberland, Rhode Island 02864
                      _____________________________________
                     (Address of Principal Executive Office)

Item 9   Financial Statements and Exhibits
         ---------------------------------

a)  Financial Statements:                                          Page Number
                                                                   -----------

         Report of Independent Certified Public
                  Accountants                                      F-1

              Statements of Financial Condition as of
                  December 31, 1996 and 1995                       F-2 - F-3

              Statements of Income and Changes in
                  Plan Equity for the years ended
                  December 31, 1996, 1995 and 1994                 F-4 - F-6

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


b)  Exhibits:

         24d)     Consent of Independent Certified Public Accountants

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Administrator of the Valley Gas Company
  Union Employees Savings Plan

     We have audited the accompanying statements of financial condition of Valley Gas Company Union Employees Savings Plan as of December 31, 1996 and 1995, and the related statements of income and changes in plan equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1996 and 1995, and the income and changes in plan equity for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           S/Grant Thornton LLP
                                                             GRANT THORNTON LLP


Boston, Massachusetts
April 7, 1997

                Valley Gas Company Union Employees Savings Plan

                        STATEMENTS OF FINANCIAL CONDITION

                                December 31, 1996


                                                   GALAXY        GALAXY
                                       MONEY     SHORT-TERM      EQUITY    VALLEY RESOURCES
                                       MARKET       BOND         INCOME        STOCK
ASSETS                                  FUND        FUND          FUND         FUND           TOTAL
------                              ------------------------------------------------------------------
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 42,512
  Shares (Cost $449,407.75)                                                  $478,260.00   $478,260.00
Other (Note E)                      $     0.00    $     0.00   $      0.00          0.00          0.00
                                    ----------    ----------   -----------   -----------   -----------

     Total Investments                    0.00          0.00          0.00    478,260.00    478,260.00


Cash                                 37,954.00     51,373.47    205,907.73      5,041.57    300,276.77
Money Market                              0.00          0.00          0.00          0.00          0.00
Interest Receivable                     138.89          0.00          0.00         17.91        156.80
Dividends Receivable                      0.00        230.59          1.49      7,758.44      7,990.52
Contributions Receivable                  0.00          0.00          0.00      1,320.00      1,320.00
                                    ----------    ----------   -----------   -----------   -----------

     Total Assets                   $38,092.89    $51,604.06   $205,909.22   $492,397.92   $788,004.09
                                    ==========    ==========   ===========   ===========   ===========


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A and F)       $38,092.89    $51,604.06   $205,909.22   $492,397.92   $788,004.09
                                    ----------    ----------   -----------   -----------   -----------

     Total Liabilities
     and Equity                     $38,092.89    $51,604.06   $205,909.22   $492,397.92   $788,004.09
                                    ==========    ==========   ===========   ===========   ===========





The accompanying Notes are an integral part of these statements.

                 Valley Gas Company Union Employees Savings Plan

                        STATEMENTS OF FINANCIAL CONDITION

                                December 31, 1995



                                                   GALAXY        GALAXY
                                       MONEY     SHORT-TERM      EQUITY    VALLEY RESOURCES
                                       MARKET       BOND         INCOME        STOCK
ASSETS                                  FUND        FUND          FUND         FUND           TOTAL
------                              ------------------------------------------------------------------
Investments (Notes A and C)
  Common Stock of
  Valley Resources, Inc.
  at Market Value 35,183
  Shares (Cost $361,594.94)                                                  $382,615.13   $382,615.13
Other (Note E)                     $     0.00     $46,619.77   $149,973.81          0.00    196,593.58
                                   ----------     ----------   -----------   -----------   -----------
    Total Investments                    0.00      46,619.77    149,973.81    382,615.13    579,208.71


Cash                                   158.80         119.00        522.70          0.00        800.50
Money Market                        35,887.89         372.81      1,227.35      2,792.99     40,281.04
Interest Receivable                    153.89           0.00          0.00         17.08        170.97
Dividends Receivable                     0.00         216.48          6.93      6,332.94      6,556.35
Contributions Receivable               158.80         119.00        522.70      2,045.50      2,846.00
                                   ----------     ----------   -----------   -----------   -----------

     Total Assets                  $36,359.38     $47,447.06   $152,253.49   $393,803.64   $629,863.57
                                   ==========     ==========   ===========   ===========   ===========


LIABILITIES AND EQUITY

Plan Equity - Including
  Net Unrealized Deprecia-
  tion or Appreciation of
  Investments (Notes A
  and F)                           $36,359.38     $47,447.06   $152,253.49   $393,803.64   $629,863.57
                                   ----------     ----------   -----------   -----------   -----------

     Total Liabilities
     and Equity                    $36,359.38     $47,447.06   $152,253.49   $393,803.64   $629,863.57
                                   ==========     ==========   ===========   ===========   ===========



The accompanying Notes are an integral part of these statements.

                Valley Gas Company Union Employees Savings Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                      For The Year Ended December 31, 1996



                                                   GALAXY        GALAXY
                                       MONEY     SHORT-TERM      EQUITY    VALLEY RESOURCES
                                       MARKET       BOND         INCOME        STOCK
                                        FUND        FUND          FUND         FUND           TOTAL
                                     ------------------------------------------------------------------

Investment Income:
  Common Stock                      $     0.00    $ 2,577.66    $ 20,299.10   $ 28,943.33    $ 51,820.09
  Interest                            1,590.34         20.34          81.12        302.27       1,994.07
                                    ----------    ----------    -----------   -----------    -----------
   Total Investment Income            1,590.34      2,598.00      20,380.22     29,245.60      53,814.16

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note G)                    0.00       (193.35)     37,627.36        114.80      37,548.81
                                    ----------    ----------    -----------   -----------    -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and F)                                  0.00       (564.40)    (27,480.32)     7,832.06     (20,212.66)
                                    ----------    ----------    -----------   -----------    -----------
Contributions (Note A)
  Participants                        7,472.80      5,616.00      27,636.40     37,087.80      77,813.00
  Valley Gas Company                                                            29,155.00      29,155.00
                                    ----------    ----------    -----------   -----------    -----------

   Total Contributions                7,472.80      5,616.00      27,636.40     66,242.80     106,968.00
                                    ----------    ----------    -----------   -----------    -----------
Miscellaneous                             0.00        257.01       1,249.84          0.00       1,506.85
                                    ----------    ----------    -----------   -----------    -----------
   Total Net Additions                9,063.14      7,713.26      59,413.50    103,435.26     179,625.16
                                    ----------    ----------    -----------   -----------    -----------
Withdrawals                          (6,773.39)    (3,556.26)     (6,839.37)    (4,315.62)    (21,484.64)
                                    ----------    ----------    -----------   -----------    -----------
   Total Deductions                  (6,773.39)    (3,556.26)     (6,839.37)    (4,315.62)    (21,484.64)
                                    ----------    ----------    -----------   -----------    -----------
    Net Increase (Decrease)           2,289.75      4,157.00      52,574.13     99,119.64     158,140.52

Plan Equity:
  Beginning of Year                  36,359.38     47,447.06     152,253.49    393,803.64     629,863.57
  Inter-Plan/Inter-Fund
    Transfers                          (556.24)         0.00       1,081.60       (525.36)          0.00
                                    ----------    ----------    -----------   -----------    -----------
  End of Year                       $38,092.89    $51,604.06    $205,909.22   $492,397.92    $788,004.09
                                    ==========    ==========    ===========   ===========    ===========



The accompanying Notes are an integral part of these statements.

                 Valley Gas Company Union Employees Savings Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                      For The Year Ended December 31, 1995



                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY     VALLEY RESOURCES
                                   MARKET         BOND         INCOME          STOCK
                                    FUND          FUND          FUND           FUND           TOTAL
                                  --------------------------------------------------------------------
Investment Income:
  Dividends                      $     0.00     $2,429.00    $  8,198.99    $ 23,396.30    $ 34,024.29
  Interest                         4,023.81         23.92          80.54         347.66       4,475.93
                                 ----------    ----------    -----------    -----------    -----------
   Total Investment Income         4,023.81      2,452.92       8,279.53      23,743.96      38,500.22

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note G)                 0.00        (26.62)        908.36          21.97         903.71
                                 ----------    ----------    -----------    -----------    -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and F)                               0.00      2,015.70      26,018.55     (29,049.06)     (1,014.81)
                                 ----------    ----------    -----------    -----------    -----------
Contributions (Note A)
  Participants                    10,860.80      8,179.70      26,484.40      38,010.10      83,535.00
  Valley Gas Company                                                          27,510.00      27,510.00
                                 ----------    ----------    -----------    -----------    -----------

   Total Contributions            10,860.80      8,179.70      26,484.40      65,520.10     111,045.00
                                 ----------    ----------    -----------    -----------    -----------
Miscellaneous                          0.00        223.45         882.31           0.00       1,105.76
                                 ----------    ----------    -----------    -----------    -----------

   Total Net Additions            14,884.61     12,845.15      62,573.15      60,236.97     150,539.88
                                 ----------    ----------    -----------    -----------    -----------
Withdrawals                      (79,419.58)       (50.62)     (4,332.82)     (8,629.33)    (92,432.35)
                                 ----------    ----------    -----------    -----------    -----------
   Total Deductions              (79,419.58)       (50.62)     (4,332.82)     (8,629.33)    (92,432.35)
                                 ----------    ----------    -----------    -----------    -----------
    Net Increase (Decrease)      (64,534.97)    12,794.53      58,240.33      51,607.64      58,107.53
                                 ----------    ----------    -----------    -----------    -----------
Plan Equity:
  Beginning of Year              101,412.35     37,147.49      97,527.50     342,053.67     578,141.01
  Inter-Plan/Inter-Fund
    Transfers                       (518.00)    (2,494.99)     (3,514.34)        142.33      (6,385.00)
                                 ----------    ----------    -----------    -----------    -----------
  End of Year                    $36,359.38    $47,447.03    $152,253.49    $393,803.64    $629,863.54
                                 ==========    ==========    ===========    ===========    ===========


The accompanying Notes are an integral part of these statements.

                 Valley Gas Company Union Employees Savings Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                      For The Year Ended December 31, 1994


                                                 GALAXY        GALAXY
                                   MONEY       SHORT-TERM      EQUITY     VALLEY RESOURCES
                                   MARKET         BOND         INCOME          STOCK
                                    FUND          FUND          FUND           FUND           TOTAL
                                 ---------------------------------------------------------------------
Investment Income:
  Dividends                      $      0.00    $ 1,668.83    $ 3,779.25    $ 17,939.08    $ 23,387.16
  Interest                          3,529.27         31.27         95.09         289.41       3,945.04
                                 -----------    ----------    ----------    -----------    -----------
   Total Investment Income          3,529.27      1,700.10      3,874.34      18,228.49      27,332.20

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note G)                  0.00       (241.15)     1,459.94           0.00       1,218.79
                                 -----------    ----------    ----------    -----------    -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and F)                                0.00     (1,637.70)    (4,909.64)    (30,159.06)    (36,706.40)
                                 -----------    ----------    ----------    -----------    -----------
Contributions (Note A)
  Participants                     11,840.10      7,172.00     20,019.00      31,587.90      70,619.00
  Valley Gas Company                                                          29,008.00      29,008.00
                                 -----------    ----------    ----------    -----------    -----------
   Total Contributions             11,840.10      7,172.00     20,019.00      60,595.90      99,627.00
                                 -----------    ----------    ----------    -----------    -----------
Miscellaneous                           0.00        200.58        671.09     (30,597.71)    (29,726.04)
                                 -----------    ----------    ----------    -----------    -----------
   Total Net Additions             15,369.37      7,193.83     21,114.73      18,067.62      61,745.55
                                 -----------    ----------    ----------    -----------    -----------
Withdrawals                             0.00    (10,057.26)   (23,732.63)     (2,692.19)    (36,482.08)
                                 -----------    ----------    ----------    -----------    -----------
   Total Deductions                     0.00    (10,057.26)   (23,732.63)     (2,692.19)    (36,482.08)
                                 -----------    ----------    ----------    -----------    -----------
    Net Increase (Decrease)        15,369.37     (2,863.43)    (2,617.90)     15,375.43      25,263.47
                                 -----------    ----------    ----------    -----------    -----------
Plan Equity:
  Beginning of Year                86,327.98     40,250.42     89,311.86     337,525.68     553,415.94
  Inter-Plan/Inter-Fund
   Transfers                         (285.00)      (239.50)    10,833.54     (10,847.44)       (538.40)
                                 -----------    ----------    ----------    -----------    -----------
  End of Year                    $101,412.35    $37,147.49    $97,527.50    $342,053.67    $578,141.01
                                 ===========    ==========    ==========    ===========    ===========


The accompanying Notes are an integral part of these statements.

                 Valley Gas Company Union Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


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

General
-------

The plan is a defined contribution plan covering all employees of Valley Gas Company who are members of the collective bargaining unit and satisfy the eligibility requirements.

Contributions
-------------

A member may authorize a Basic Employee Contribution from 1% to 12% with a maximum contribution not to exceed $9,500 in any one year.

The employer shall contribute as of December 31, of each plan year from current or accumulated net profits on behalf of each member participating of the Plan on December 31, of each plan year, an amount equal to 50% of the employee contribution made up to 4% of the employee's annual compensation.

Participant Accounts
--------------------

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

                 Valley Gas Company Union Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


Vesting
-------

Participants are immediately vested in their contribution plus actual earning thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100 percent vested after seven years of credited service. If a participant terminates employment for any reason other than disability or retirement, he will be entitled to the full amount of contributions he has deposited plus a percentage of his account balance derived from employer contributions based upon the following schedule:


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

A member will become vested in the Company's matching contribution as a result of disability, death or retirement in accordance with the above schedule.

Participant Loans Receivable
----------------------------

Member loans are not permitted.

Payments of Benefits
--------------------

On termination of service due to disability, death or retirement, a participant may elect to receive either a lump sum payment equal to the value of the participants vested interest in his account, or equal quarterly or annual installments over a period not to exceed the life expectancy of the member or joint life expectancy of the member and spouse or other beneficiary.

Benefits are recorded when paid.

                 Valley Gas Company Union Employees Savings Plan

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


Valuation of Investments
------------------------

Investments are held by a bank-administered trust fund and are stated at their approximate current market value. The difference between current market value and the cost of investments are reflected in the statement of income and changes in plan equity as unrealized appreciation or (depreciation) of fair value of investments.

Management Estimates
--------------------

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

NOTE B - SUMMARY OF PLAN PROVISIONS

Effective Date:          April 1, 1987.

Plan Year:               January 1 through December 31.

Valuation Date:          The Trustee will value the Fund on the last day of eac
                         quarter of each Plan year.

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

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1996, 1995 and 1994



Forfeitures:             A member who terminates his employment prior to
                         becoming eligible for benefits and does not have a 100% vested right to Company contributions forfeits the amounts not vested. Forfeitures of discretionary employer contributions will be used to reduce matching employee contributions thereafter required to be made by the employer.


Plan Terminations:       The employer may terminate the Plan at any time.  The
                         Plan has no definite termination date. In the event of termination of the Plan by the Employer all amounts credited to participants accounts will become fully vested.

NOTE C - INVESTMENTS

Investments
-----------

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

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS - Continued

IV.      The Valley Resources Stock Fund

         A fund that invests exclusively in the common stock of Valley Resources, Inc. - parent of Valley Gas Company.

         A member shall direct the Trustee with respect to the investment of his account in each fund. The plan administrator has investment discretion attributable to employer contributions. Employer contributions are invested in the Valley Resources stock fund. Dividends, interest and contributions that have yet to be invested in that particular fund's assets are temporarily invested in money market accounts.

         The number of participants in each fund was as follows:


                                                            December 31,
                                                        1996            1995
                                                        ----            ----
         Money Market Fund                               11              12
         Galaxy Short-Term Bond Fund                     11              13
         Galaxy Equity Income Fund                       29              27
         Valley Resources, Inc. Common Stock Fund        44              44


The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

NOTE D - TRANSFER OF PLAN ASSETS

On December 31, 1996, the Plan Administrator directed the sale of all plan assets to be transferred via wire to the New York Life Benefits Services, Inc. NYL Receipt Account. Prior to the transfer, these investments were converted to cash. These funds were all received in the NYL Receipt Account on January 2, 1997. This transfer was made as a result of a change in custodianship of assets. All assets were placed into like/kind New York Life funds.

                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1996, 1995 and 1994



NOTE E - INVESTMENTS - OTHER



                                                      DECEMBER 31, 1995
                                                -------------------------------
                                                                   APPROXIMATE
                                                                      MARKET
                                                UNITS     COST        VALUE
                                                -------------------------------
The Galaxy Short-Term
  Bond Fund                                     4,589  $ 46,055.37  $ 46,619.77

The Galaxy Equity
  Income Fund                                   9,777  $122,493.49  $149,973.81



                                                      DECEMBER 31, 1994
                                                -------------------------------
                                                                   APPROXIMATE
                                                                      MARKET
                                                UNITS      COST       VALUE
                                                -------------------------------
The Galaxy Short-Term
  Bond Fund                                     3,756   $37,814.03   $36,362.73

The Galaxy Equity
  Income Fund                                   7,888   $94,531.19   $95,992.96


                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1996, 1995 and 1994


NOTE F - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS


                             GALAXY        GALAXY
                            SHORT-TERM      EQUITY   VALLEY RESOURCES
                               BOND         INCOME        STOCK
                               FUND          FUND         FUND            TOTAL
                           -------------------------------------------------------
Balance at Dec. 31, 1993   $   186.40    $  6,371.41    $ 80,228.31    $ 86,786.12
Change for the year 1994    (1,637.70)     (4,909.64)    (30,159.06)    (36,706.40)

Balance at Dec. 31, 1994    (1,451.30)      1,461.77      50,069.25      50,079.72
Change for the year 1995     2,015.70      26,018.55     (29,049.06)     (1,014.81)

Balance at Dec. 31, 1995       564.40      27,480.32      21,020.19      49,064.91
Change for the year 1996      (564.40)    (27,480.32)      7,832.06     (20,212.66)

Balance at Dec. 31, 1996   $     0.00    $      0.00    $ 28,852.25    $ 28,852.25



NOTE G - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS


                                      YEAR ENDED DECEMBER 31, 1996
                           -------------------------------------------------------
                             GALAXY        GALAXY
                            SHORT-TERM     EQUITY    VALLEY RESOURCES
                               BOND        INCOME         STOCK
                               FUND         FUND          FUND         TOTAL
                           -------------------------------------------------------
Amount Realized             $54,514.87    $210,572.73   $1,815.76   $266,903.36
Cost - Average               54,708.22     172,945.37    1,700.96    229,354.55

Net Realized Gain (Loss)    $  (193.35)   $ 37,627.36   $  114.80   $ 37,548.81



                                       YEAR ENDED DECEMBER 31, 1995
                           -------------------------------------------------------
                             GALAXY        GALAXY
                            SHORT-TERM     EQUITY    VALLEY RESOURCES
                               BOND        INCOME         STOCK
                               FUND         FUND          FUND         TOTAL
                           -------------------------------------------------------
Amount Realized             $1,279.60     $6,898.80    $1,556.94     $9,735.34
Cost - Average               1,306.22      5,990.44     1,534.97      8,831.63

Net Realized Gain (Loss)    $  (26.62)    $  908.36    $   21.97     $  903.71


                 Valley Gas Company Union Employees Savings Plan

                        December 31, 1996, 1995 and 1994


NOTE G - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS (Cont'd)


                                         YEAR ENDED DECEMBER 31, 1994
                           -------------------------------------------------------
                             GALAXY        GALAXY
                            SHORT-TERM     EQUITY    VALLEY RESOURCES
                               BOND        INCOME         STOCK
                               FUND         FUND          FUND         TOTAL
                           -------------------------------------------------------
Amount Realized             $ 9,880.00   $24,920.00      $ 0.00    $34,800.00
Cost - Average               10,121.15    23,460.06        0.00     33,581.21

Net Realized Gain (Loss)    $  (241.15)  $ 1,459.94      $ 0.00    $ 1,218.79


NOTE H - TAX STATUS OF PLAN

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


                                       VALLEY GAS COMPANY UNION EMPLOYEES
                                       SAVINGS PLAN


                                       S/K. W. Hogan
                                       ----------------------------------------
                                       K. W. Hogan
                                       Senior Vice President, CFO and Secretary





April 29, 1997

                                                                    Exhibit 24d
                                                                    -----------






               Consent of Independent Certified Public Accountants
               ---------------------------------------------------


     We have issued our report dated April 7, 1997, accompanying the financial statements of the Valley Gas Company Union Employees Savings Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said report in the Valley Gas Company Union Employees Savings Plan Registration Statement on Form S-8/S-3 (File No. 33-33575).




                                                           S/Grant Thornton LLP
                                                             GRANT THORNTON LLP





Boston, Massachusetts
April 28, 1997