Form 10-Q
period 1997-05-31
VALLEY RESOURCES INC /RI/
filed 1997-07-11
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

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

                                 Not Applicable

(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X .               No ___.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                 Outstanding at
                       Class of Common Stock      May 31, 1997

                           $1 Par Value             4,264,346

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                  MAY 31, 1997

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Income--for
              the three and nine months ended May 31, 1997
              and 1996.....................................................  3

              Consolidated Condensed Balance Sheets--May 31,
              1997 and August 31, 1996...................................4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the nine months ended May 31, 1997 and 1996..................  6

              Notes to Consolidated Condensed Financial Statements.........  7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  8

Item 6(a)     Exhibits..................................................... 10


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K..............................11

PART I:  FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(Unaudited)

                                                         3 Months Ended                  9 Months Ended
                                                    May 31,         May 31,          May 31,           May 31,
                                                      1997            1996            1997              1996
                                                    (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues                             $   21,289   $   19,126       $   57,412        $   53,088
   Nonutility Revenues                                   4,992        4,539           16,141            14,923
                                                    ----------   ----------       ----------        ----------
             Total                                      26,281       23,665           73,553            68,011
                                                    ----------   ----------       ----------        ----------

Operating Expenses:
   Cost of Gas Sold                                     12,568       10,152           33,146            27,950
   Cost of Sales - Nonutility                            3,414        3,095           11,134            10,372
   Operations                                            4,405        4,488           13,659            13,470
   Maintenance                                             426          430            1,253             1,232
   Depreciation and Amortization                           778          750            2,333             2,212
   Taxes - Other Than Federal Income                     1,176        1,121            3,400             3,273
      - Federal Income                                     847          920            1,969             2,330
                                                    ----------   ----------       ----------        ----------
Total                                                   23,614       20,956           66,894            60,839
                                                    ----------   ----------       ----------        ----------
Operating Income                                         2,667        2,709            6,659             7,172
Other Income - Net of Tax                                  111           61              268               332
                                                    ----------   ----------       ----------        ----------
Total Income                                             2,778        2,770            6,927             7,504
                                                    ----------   ----------       ----------        ----------
Interest Charges:
   Long-Term Debt                                          492          489            1,457             1,438
   Other                                                   330          286            1,026               991
                                                    ----------   ----------       ----------        ----------
             Total                                         822          775            2,483             2,429
                                                    ----------   ----------       ----------        ----------
Net Income                                          $    1,956   $    1,995       $    4,444        $    5,075
                                                    ==========   ==========       ==========        ==========
Average Number of Common
  Shares Outstanding                                 4,264,660    4,262,970        4,262,679         4,255,017

Earnings Per Average Common Share
  Outstanding                                            $0.46        $0.47           $1.04              $1.19

Dividends Declared on Common Stock                       $0.185       $0.1825         $0.55              $0.5425



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets


                                                                                    (Unaudited)
                                                                                      May 31,         Aug. 31,
                                                                                       1997             1996
                                                                                       ----             ----
                                                                                          (in thousands)
ASSETS
Utility Plant - Net                                                                   $49,987           $49,442
                                                                                      -------           -------
Leased Property - Net                                                                   2,505             2,945
                                                                                      -------           -------
Nonutility Property-Net                                                                 3,677             3,568
                                                                                      -------           -------
Other Investments                                                                       1,577             1,510
                                                                                      -------           -------
Current Assets:
   Cash                                                                                   741               507
   Accounts Receivable - Net                                                           14,797             9,946
   Deferred Fuel Costs                                                                    -0-               827
   Deferred Unbilled Gas Costs                                                            496               439
   Fuel and Other Inventories (Note 3)                                                  4,098             6,048
   Prepayments                                                                            557             1,409
   Common Stock held for Dividend Reinvestment-amounting
     to 15,682 and 10,813 shares respectively (Note 4)                                    187               131
                                                                                      -------           -------
           Total                                                                       20,876            19,307
                                                                                      -------           -------
Deferred Debits:
   Recoverable Postretirement Benefits                                                    520               693
   Recoverable Vacations Accrued                                                          795               633
   Unamortized Debt Discount and Expense                                                1,480             1,523
   Prepaid Pensions                                                                     6,864             6,171
   Recoverable Deferred FIT                                                             6,070             5,970
   Recoverable Transition Obligation                                                    1,700             1,700
   Other                                                                                3,209             3,227
                                                                                      -------           -------
                                                                                       20,638            19,917
                                                                                      -------           -------
           Total                                                                      $99,260           $96,689
                                                                                      =======           =======



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                                                   (Unaudited)
                                                                                      May 31,          Aug. 31,
                                                                                       1997             1996
                                                                                       ----             ----
                                                                                           (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                                                      $  4,280          $  4,280
   Paid In Capital                                                                     18,159            18,204
   Retained Earnings                                                                    9,851             7,750
   Less: Accounts Receivable from ESOP                                                 (2,951)           (3,142)
                                                                                     --------          --------
           Total Common Stock Equity                                                   29,339            27,092
                                                                                     --------          --------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022                                            20,130            20,212
   9% Notes Payable, Due 1999                                                           2,139             2,139
   Notes Payable                                                                          905               905
                                                                                     --------          --------
           Total Long-Term Debt                                                        23,174            23,256
                                                                                     --------          --------
                  Total Capitalization                                                 52,513            50,348
                                                                                     --------          --------
Revolving Under Capital Lease                                                           2,300             2,200
                                                                                     --------          --------
Obligation Under Capital Lease                                                          1,636             2,134
                                                                                     --------          --------
Current Liabilities:
   Current Maturities of Long-Term Debt                                                   500               500
   Obligation Under Capital Lease                                                         869               811
   Notes Payable                                                                       12,000            14,900
   Accounts Payable                                                                     4,799             5,243
   Deferred Fuel Costs                                                                  1,304               -0-
   Security Deposits & Refund Obligations                                               1,075             1,097
   Taxes Accrued                                                                        2,246               190
   Accrued Interest                                                                       939               552
   Other                                                                                  911               712
                                                                                     --------          --------
           Total                                                                       24,643            24,005
                                                                                     --------          --------
Commitments and Contingencies
Deferred Credits                                                                        6,682             6,740
                                                                                     --------          --------
Deferred Federal Income Taxes                                                          11,486            11,262
                                                                                     --------          --------
                                                                                     $ 99,260          $ 96,689
                                                                                     ========          ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                            For the 9 Months
                                                                                                 Ended
                                                                                       May 31,           May 31,
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                             (in thousands)
Cash Flows from Operating Activities:
   Net Income                                                                         $ 4,444           $ 5,075
   Adjustments to Reconcile Net Income to Net Cash provided by
   Operating Activities:
     Depreciation and Amortization                                                      2,333             2,212
     Provision for Uncollectibles                                                       1,159             1,087
Deferred Federal Income Taxes                                                             108               434
   Change in Assets and Liabilities:
     Accounts Receivable                                                               (6,011)           (3,516)
     Deferred Fuel Costs                                                                2,131            (1,858)
     Unbilled Gas Costs                                                                   (57)              (49)
     Fuel and Other Inventories                                                         1,950             1,668
     Other Current Assets                                                                 103               319
     Accounts Payable, Accrued Expenses and Current Liabilities                         1,590             1,966
     Other - Net                                                                          809               130
                                                                                       ------            ------
           Net Cash Provided by Operating Activities                                    8,559             7,468
                                                                                       ------            ------
Cash Flows from Investing Activities:
   Utility Capital Expenditures                                                        (2,457)           (3,248)
   Nonutility Capital Expenditures                                                       (530)             (460)
   Other Investments                                                                      (67)              (55)
                                                                                       ------            ------
           Net Cash Used in Investing Activities                                       (3,054)           (3,763)
                                                                                       ------            ------
Cash Flows from Financing Activities:
     Dividends Paid                                                                    (2,344)           (2,305)
     Capital Stock Transactions                                                           (45)              130
     Issuance of Long Term Debt                                                           100             2,200
     Retirement of Long-Term Debt                                                         (82)             (825)
     Decrease in Notes Payable                                                         (2,900)           (2,600)
                                                                                       ------            ------
           Net Cash Used in Financing Activities                                       (5,271)           (3,400)

Net Increase in Cash                                                                      234               305
Cash - Beginning                                                                          507               455
                                                                                      -------           -------
Cash - Ending                                                                         $   741           $   760
                                                                                      =======           =======
Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                                         $ 2,092           $ 2,136
                                                                                      =======           =======
     Federal Income Taxes                                                             $   386           $   725
                                                                                      =======           =======
   Capital Lease Obligations Incurred                                                 $   314           $ 1,804
                                                                                      =======           =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     The Corporation computes earnings per average common share based on the weighted average number of shares outstanding during the period.

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of May 31, 1997 the results of operations for the three and nine months ended May 31, 1997 and 1996 and Statement of Cash Flows for the nine months ended May 31, 1997 and 1996.

     The results of operations for the three- and nine-month periods ended May 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

Inventories - Fuel and Other Inventories:
              (in Thousands)


                                                        (Unaudited)
                                                           May 31,            August 31,
                                                            1997                 1996
                                                            ----                 ----
       Fuels (at average cost)                             $1,582               $3,623
       Merchandise and Other (at average cost)              1,183                1,199
       Merchandise (at LIFO)                                1,333                1,226
                                                           ------               ------
                                                           $4,098               $6,048
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

                                PART I - ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended May 31, 1997 versus 1996

     Utility gas revenues for the three months ended May 31, 1997, the third fiscal quarter, totaled $21,288,900, an increase of 11.3 percent over the same period in fiscal 1996. Revenues increased due to higher collections through the PGPA and increased transportation and seasonal revenue. PGPA revenues increased as a result of an increase in the PGPA rate charged to firm customers; this increase resulted from prior period underrecoveries being collected in the quarter and higher estimated gas costs for fiscal 1997. PGPA revenues do not impact operating margin. Revenues generated from regulated base tariffs decreased 3.2 percent when compared to the prior year as a result of decreased natural gas sales resulting from warmer weather in the quarter when compared to the same quarter last year.

     Gas sales to firm customers during the third fiscal quarter totaled 2,492,200 Mcf, a decrease of 3.0 percent from the prior year third quarter. The decrease in gas sales is the result of a decline in usage by all firm customer categories. Weather during the third quarter, as measured by degree days, was
1.6 percent warmer than the same period last year. The weather during the third fiscal quarter does not have the same impact on gas sales as the second fiscal quarter, the winter period.

     Valley Gas transports natural gas owned by customers if delivered to Valley Gas's gate station. Transportation revenues for the quarter increased $94,700 over the same period in fiscal 1996 due to increased volumes transported.

     Nonutility revenues totaled $4,992,400 for the three months ended May 31, 1997, an increase of 10.0 percent over the third quarter in fiscal 1996. During the third quarter, except for the propane operations, all the nonutility subsidiaries generated increased revenues. The retail merchandising operations are continuing to be positively impacted by the focus on the commercial markets and electric heating conversions. The Corporation's subsidiary, AEC completed the installation and upgrade of two natural gas refueling stations, which contributed to increased third quarter revenues. Propane revenues decreased due to a decline in volumes of propane sold.

     The primary contributor to the increase in operating expenses during the third fiscal quarter was a 23.7 percent increase in the cost of gas sold. The average cost of gas distributed to firm customers during the quarter was $3.38 per Mcf for the three months ended May 31, 1997 versus $3.90 per Mcf during the third quarter of fiscal 1996. Changes in gas costs, both increases and decreases, are recovered from customers through the PGPA in subsequent periods.

     The increase in nonutility sales is responsible for the 10.3 percent increase in cost of sales. Other operation and maintenance expenses decreased slightly during the period due to cost controls implemented by the utilities.

     Other income increased $49,300 for the quarter compared to last year. The increase is the result of the receipt of income associated with other investments.

     For the three months ended May 31, 1997, interest expense increased 6.0 percent over the same quarter last year. The increase in interest expense was the result of increases in short-term borrowings, slightly offset by decreased PGPA interest.

For the nine months ended May 31, 1997 versus 1996

     For the nine months ended May 31, 1997, utility gas revenues were $57,412,200, an increase of 8.1 percent over the same period in fiscal 1996. A decrease in base revenues generated from firm customers was offset by increased collections through the PGPA and seasonal and transportation revenues.

     Base revenues generated from the regulated tariffs declined 3.5 percent as a result of decreased natural gas sales resulting from warmer than normal weather. PGPA revenues increased $5,543,700 over the prior year's nine month period due to an increase in the PGPA rate charged to firm customers.

     Seasonal revenues during the nine month period were 18.8 percent higher than the same period in fiscal 1996 but the volume of seasonal gas sales increased only 13.4 percent. Sales to seasonal customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from seasonal sales are returned to firm customers through the PGPA and do not impact the profitability of the company.

     Valley Gas transports natural gas owned by customers if delivered to Valley Gas's gate station. Transportation revenues for the nine month period increased $180,100 over the same period in fiscal 1996 due to increased volumes transported.

     Gas sold to firm customers decreased 4.3 percent to 7,110,200 Mcf for the nine months ended May 31, 1997. The decrease in gas sales is the result of warmer weather which was partially offset by an increase in the number of customers. Weather, as measured by degree days, was 4.6 percent warmer than the prior year nine month period. At May 31, 1997 there were 62,181 utility customers versus 61,979 at May 31, 1996.

     Nonutility  revenues  for  the  nine  months  ended  May 31,  1997  totaled
$16,141,400, an increase of 8.2 percent over fiscal 1996. The increase in nonutility revenues was the result of increases in retail and wholesale merchandise sales, revenues generated from propane operations and sales made by AEC. Conversions from electric heating, sales in the commercial markets and increases in the wholesale operation contributed to the increased revenues. Propane revenues for the nine month period increased over the prior year period, despite weather related decreases in gallons sold, due to price increases in the cost of propane being passed along to customers.

     Operating expenses for the 1997 nine month period were impacted by increases in the cost of gas sold and nonutility cost of sales. The cost of gas sold increased when compared to the same period last year as a result of both the purchase price of natural gas and the increased gas cost related to the PGPA revenue reconciliation. The average cost of gas distributed to firm customers was $3.98 per Mcf for the nine months ended May 31, 1997 compared to $3.61 per Mcf in the prior year period. Nonutility cost of sales increased 7.3 percent which is directly attributable to the increase in nonutility revenues.

     The decrease in other income of $63,600 for the nine month period was the direct result of the decline in off-system sales. The decrease in other income was offset by increased interest income and the recognition of income on other investments.

     Interest expense increased 2.3 percent for the nine month period. Interest on increased short-term borrowings were slightly offset by a reduction in interest accrued on deferred fuel costs and lower borrowing rates.

Liquidity and Capital Resources

     During the third fiscal quarter the liquidity position of the Corporation improved over the second quarter as a result of the collection of accounts receivable, the timing of tax payments and the receipt of a natural gas supplier refund. Management believes the available financing are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at May 31, 1997, were $17,000,000.

     Cash flows were impacted during the third quarter by the receipt of a natural gas supplier refund in the amount of $1,700,000. This refund was credited to the PGPA which had a positive impact on liquidity during the quarter. Sales during the third quarter were less than anticipated due to warmer than normal weather which impacted liquidity.

     On June 26, 1997, Valley Resources, Inc. filed a registration statement with the Securities and Exchange Commission, to issue, in a public offering, 620,000 shares of common stock and $7,000,000 of debentures due 2027. The net proceeds to the Corporation are expected to provide approximately $13,313,000, of cash. The Corporation intends to contribute $6,663,100 of the net proceeds of the offering to the Utilities as a capital contribution, subject to the approval of the Rhode Island Division of Public Utilities, and the remainder will be used to make loans to its other subsidiaries and to repay short-term debt and for working capital requirements.

     Construction expenditures increased during the third fiscal quarter, as planned, due to more favorable weather, thereby adversely effecting liquidity.

     The liquidity position of the Corporation will be seasonally affected during the fourth quarter when gas inventories are replenished for use during winter months and revenues decline as a result of the lack of heat-sensitive sales in the utility companies.

     Cash expended on the construction program will increase during the fourth fiscal quarter which also impacts cash flows.

                               PART I - ITEM 6(a)

Item 6(a) - Exhibits
--------------------


27.  Financial Data Schedule

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)
  10) Loan Agreement between Valley Resources, Inc. and Fleet National Bank dated June 30, 1997.
(b) The Company did not file a Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VALLEY RESOURCES, INC. AND
                                      SUBSIDIARIES



                                      S/K. W. Hogan
                                      ----------------------------------------
                                        K. W. Hogan
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Secretary




July 11, 1997