Form 10-K
period 1997-08-31
VALLEY RESOURCES INC /RI/
filed 1997-11-26
CIK 102710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [__]

     The aggregate market value of the common stock held by non-affiliates, computed on the basis of $11.19 per share (the closing price of such stock on October 21, 1997 on the American Stock Exchange) was $55,859,501.

     As of October 21, 1997 there were 4,993,028 shares of Valley Resources, Inc. Common Stock, $1 par value, outstanding.

                                   'Continued'

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Certified Public Accountants, Management's Discussion and Analysis, Summary of Consolidated Operations, Dividends, Market Data, and number of stockholders appearing on pages 1 and 7 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1997 are incorporated by reference in Parts I, II and IV.

     Portions of the Proxy Statement dated November 4, 1997 as filed with the Securities and Exchange Commission are incorporated by reference in Part III.

                                     PART I

Item 1  Business
        --------

     The Corporation is a holding company organized in 1979 and incorporated in the State of Rhode Island. The Corporation has five wholly-owned active subsidiaries: Valley Gas Company ("Valley Gas") and Bristol & Warren Gas Company ("Bristol & Warren" and collectively with Valley Gas, the "Utilities")--regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO")--a merchandising and appliance rental company; Valley Propane, Inc. ("Valley Propane")--a wholesale and retail propane company; and Morris Merchants, Inc., d/b/a the Walter Morris Company ("Morris Merchants")--a wholesale distributor of franchised lines in plumbing and heating contractor supply and other energy-related business. The Corporation also has an 80% interest in Alternate Energy Corporation ("AEC") which sells, installs and designs natural gas conversion systems and facilities.

Strategy
--------

     The Corporation considers itself an integrated diversified energy company. It plans to continue its diversification efforts, primarily through internal growth of existing subsidiaries. Existing businesses continue to focus on the expansion of their activities to acquire additional market share. If attractive opportunities become available, diversification efforts will include the acquisition of new businesses.

Utility Operations
------------------

Gas Sales and Transportation

     The Corporation's utility operations are conducted through the Utilities, which had an average of 61,780 customers during the fiscal year ended August 31, 1997, of which approximately 91% were residential and 9% were commercial and industrial. For the fiscal year ended August 31, 1997, 48% of gas sales were to residential customers and 52% were to commercial and industrial customers.

     The Utilities provide natural gas service to residential, commercial and industrial customers and transportation services to industrial customers. Valley Gas' service territory is approximately 92 square miles located in the Blackstone Valley region in northeastern Rhode Island with a population of approximately 250,000. Bristol & Warren's service territory is approximately 15 square miles in eastern Rhode Island with a population of approximately 35,000. Effective November 1995, the Utilities operate under a single rate structure.

     The following table shows the distribution of gas sold during the years since fiscal 1993 in millions of cubic feet ("MMcf"):


                                     For  the  Fiscal  Year  Ended  August  31,
                                     ------------------------------------------
                                     1997     1996     1995     1994      1993
                                     ----     ----     ----     ----      ----
Residential............              4,393   4,612    4,078    4,517     4,439
Commercial.............              2,161   2,252    1,953    2,078     1,978
Industrial-firm........              1,440   1,391    1,338    1,299     1,185
Industrial-seasonal ...              1,110   1,047    1,298      996       818
                                     -----   -----    -----    -----     -----
  TOTAL..................            9,104   9,302    8,667    8,890     8,420
                                     =====   =====    =====    =====     =====


     Firm customers of the Utilities use gas for cooking, heating, water heating, drying and commercial/industrial processing. Certain industrial customers use additional gas in the summer months, when it is available at lower prices. These customers are subject to having their service interrupted at the discretion of the Utilities with very little notice. This use is classified as seasonal use. As discussed further below, the margin on seasonal use is passed through the Purchased Gas Price Adjustment ("PGPA") to lower the cost of gas to all categories of firm customers. Bristol & Warren retained the margin on seasonal sales prior to November 1995.

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

     The Utilities' tariffs include a PGPA which allows an adjustment of rates charged to customers in order to recover all changes in gas costs from stipulated base gas costs. The PGPA provides for an annual reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts collected as compared to costs incurred is deferred and either reduces the PGPA or is billed to customers over subsequent periods. The PGPA does not impact operating income as it effectuates a dollar for dollar recovery of gas costs. All margins from interruptible customers are returned to firm customers through the workings of the PGPA.

     Utility revenues include a surcharge on firm gas consumption to collect a portion of the costs to fund postretirement medical and life insurance benefits above the pay-as-you-go costs included in base tariffs. The surcharge was authorized by the RIPUC in a generic rate proceeding and is being phased in over a ten-year period which commenced September 1, 1993. Effective November 1995, the current year funding of postretirement medical and life insurance benefits is included in base tariffs. In September 1996, the RIPUC authorized the funding shortages from the first two years of the phase-in to be recovered through a surcharge over the next three fiscal years.

     The prices of alternative sources of energy impact the interruptible and dual fuel markets. The Utilities serve these customers in the nonpeak periods of the year or when competitively priced gas supplies are available. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Prices for these customers are based on the price of the customers' alternative fuel. In order to mitigate the volatility of earnings from interruptible and dual fuel sales, the Utilities roll into the PGPA the margin earned on these interruptible sales and all margins in excess of $1 per thousand cubic feet ("Mcf") of gas sold to dual fuel customers. This margin credit reduces rates to firm customers. This means of margin treatment alleviates the negative impact that swings in sales can have on earnings in the highly competitive industrial interruptible market.

Seasonality

     The Utilities business is seasonal. The bulk of firm distribution and sales are made during the months of November through March. As a result, the highest levels of earnings and cash flow are generated from the quarters ending in February and May. The bulk of the capital expenditure programs are undertaken during the months of May through October, causing cash flow to be at its lowest during the quarters ending in November and August.

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

     On January 19, 1995, Valley Gas and Bristol & Warren filed revised tariffs with the RIPUC to consolidate their rate structures and to increase their combined annual revenues. On October 18, 1995, the RIPUC authorized the consolidated rate structure and allowed the Utilities to adjust their tariffs to annually collect $1,100,000 or 2.0%. These rates became effective November 21, 1995.

     On April 29, 1997, the Utilities were authorized to offer transportation rates to large commercial and industrial customers and to redesign the rates for other firm customer classes. The revenue-neutral rate redesign became effective June 1, 1997.

Gas Supply and Storage

     Tennessee Gas Pipeline Company is the major natural gas transporter for Valley Gas under long-term contracts. Bristol & Warren's principal gas transporters are Algonquin Gas Transmission Company and Texas Eastern Transmission Corporation. The Utilities purchase natural gas from several suppliers on a long-term firm basis, as well as on the spot market whenever available.

     Year-Round Wellhead Firm Supply - Valley Gas is a charter member of the Mansfield Consortium, which consists of five local distribution companies joined together to use their combined market power to secure favorable terms for long-term gas supply. In addition, Valley Gas is an investor in Boundary Gas, Inc. and a customer of Alberta Northeast, LTD, both of which were founded by groups of gas distribution companies in the Northeast to import natural gas from Canada.

     Valley Gas and Bristol & Warren together have 24,402 dekatherms per day ("Dth/day") of year-round firm supply under long-term contracts with four domestic and two Canadian suppliers. Of these contracts, 22,335 of the contracted Dth/day will expire in the next five years; 7,035 Dth/day are due to expire November 1, 1999 and 15,300 Dth/day are due to expire on June 30, 2002. All of the Utilities' gas supply contracts are spot-indexed based. The Utilities have flexible take requirements, with only 1,973 dekatherms categorized as "baseload" supply which must be taken every day, and that contract expires in 1999.

     Winter-Only Firm Supply - The Utilities are well-positioned with respect to winter-only firm supply in that their actual and prospective long-term contracts are with major participants in this market, and contract prices are at competitively favorable terms.

     Liquefied Natural Gas ("LNG") - Valley Gas is entitled to 5,300 Dth/day of firm supply from Distrigas, which re-vaporizes LNG at its Everett, Massachusetts facility for delivery during the winter months to Valley Gas by Tennessee Gas Pipeline or to Bristol & Warren via Algonquin Gas Transmission. As an option, Valley Gas may take this gas in its liquefied state for transportation by truck to and storage at Valley Gas' on-site LNG tank. A further option allows Valley Gas to increase its maximum daily quantity from 5,300 to 7,950 dekatherms. There are no minimum takes, and the contract runs through October 31, 2005.

     Maritimes & Northeast Pipeline - Subject to approval by the Federal Energy Regulatory Commission and subsequent construction of the proposed Maritimes & Northeast Pipeline from Sable Island, Canada into a Massachusetts interconnect with Tennessee Gas Pipeline, Valley Gas will be entitled to firm winter delivery of 5,000 Dth/day to its city gate, with an option to increase its maximum daily quantity to 7,500 dekatherms. There are no minimum takes. This 10-year contract is scheduled to go into effect November 1, 1999.

     Pawtucket Power Co-Generation Plant - Valley Gas is entitled under long-term contract to utilize up to 540 dekatherms per hour, with a maximum annual quantity of 333,000 dekatherms, of natural gas used by Pawtucket Power in its generation of electricity and steam. This firm gas supply originates in Alberta, Canada.

     Underground Storage - The Utilities have 1,543,958 dekatherms of underground storage capacity with CNG Transmission and National Fuel Gas Supply Corporation, with a total maximum daily withdrawal quantity of 20,589 dekatherms. Underground storage gas is injected during the non-winter months by the Utilities into fields located in Pennsylvania and New York, for subsequent withdrawal during the winter when customer demand is greatest.

     Interstate Pipeline Capacity - The Utilities utilize firm pipeline capacity for two basic purposes: 1) daily transportation of firm and spot market gas supply throughout the year from the Gulf Coast to their city gates, and 2) winter-only transportation of underground storage gas to their city gates.

     Gas Supply Pipeline Capacity - Total year-round firm capacity is 24,902 Dth/day. Of this total, 86% expires by December 1, 2002.

     Storage  Pipeline  Capacity  -  The  Utilities'   storage-related  pipeline
capacity totals 11,349 Dth/day. About 37% of this capacity expires November 1, 2000, and the remainder extends from 2003 through 2012.

     On-Site LNG and Propane Storage - In addition to the gas delivered by the interstate pipeline, the Utilities have on-site storage facilities for liquid propane gas ("LPG"), with Valley Gas having about 857,000 gallons and Bristol & Warren having about 117,000 gallons of LPG storage. Valley Gas also has on-site storage facilities for 968,320 gallons (about 85,000 dekatherms) of LNG. Both LPG and LNG are vaporized into the Utilities distribution systems during periods of peak demand, and utilized as backup in the event of failure of an upstream pipeline to deliver needed gas supplies.

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

     The Utilities are pursuing new markets believed to have the potential to provide both growth and/or lessen sales sensitivity to weather: industrial processing, cogeneration, natural gas vehicles and conversions from oil or electricity to gas.

     In recent utility rate decisions, the RIPUC approved rates which will retain and attract industrial customers. Additionally, the Utilities have two rates which promote economic development in its service territory. These rates provide incentives for companies that add industrial processing load, make a substantial investment in new natural gas equipment and hire additional employees.

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

     Valley Gas has a compressed natural gas ("CNG ") fueling station at its Cumberland, Rhode Island headquarters. The use of natural gas in vehicles is promoted through conversions of its own fleet and the CNG rate approved by the RIPUC.

     The Utilities' residential marketing department seeks to increase conversions from oil to natural gas through installations of conversion burners and conversions to natural gas of housing developments that initially chose alternate energy sources. Additional efforts are made to convert homes with inactive natural gas service and to replace electric heating systems with natural gas systems.

     The distribution company unbundling process will add competition from a new source--natural gas suppliers. The Utilities have received approval from the RIPUC for transportation rates which allow large commercial and industrial customers the choice to purchase gas from the Utilities or from natural gas marketers; gas purchased by users within the Utilities' territories is transported to the users by the Utilities. Since the Utilities' profits are derived from distribution of natural gas and not natural gas sales, this process should not significantly impact the profitability of the Utilities.

Gas Distribution System

     Valley Gas' distribution system consists of approximately 900 miles of gas mains and service lines. Bristol & Warren's gas distribution system consists of approximately 100 miles of gas mains and service lines. The aggregate maximum daily quantity of gas that may be distributed through the Utilities from their own facilities and under existing supply and transportation contracts is approximately 100 MMcf, and the maximum daily gas sendouts for all sales customers of the Utilities during the last five fiscal years were 73 MMcf in 1997, 71 MMcf in 1996, 66 MMcf in 1995, 77 MMcf in 1994, and 69 MMcf in 1993.

Gas Marketing
-------------

     The Corporation is positioning itself to participate in the deregulated energy markets by entering into a marketing alliance with Total/Louis Dreyfus Energy Services, L.L.C. to market natural gas and petroleum-based products. The marketing alliance will provide the Corporation the opportunity to supply energy needs to customers without franchise territory barriers. The Utilities also filed to unbundle their firm commercial and industrial tariffs with the RIPUC in September 1996. Effective June 1, 1997, the Utilities were authorized to offer transportation rates to large commercial and industrial customers and redesign the rates for other customers.

Appliance Contract Sales and Rentals
------------------------------------

     The Corporation conducts appliance sales, service contract sales and appliance rentals through its subsidiaries VAMCO and Morris Merchants. VAMCO's revenues are generated through retail appliance sales, service contract sales and through the rental of gas-fired appliances. The merchandising subsidiaries are in competitive businesses with competition based on many factors, including price, quality of product and service.

     Morris Merchants has contracts for the distribution of certain lines that it wholesales. At this time the Corporation has no reason to believe it will lose any of its existing lines.

Propane Operations
------------------

     The propane operations are conducted through Valley Propane, which sells, at retail, liquid propane gas to residential and commercial customers in Rhode Island and nearby Massachusetts. At August 31, 1997, Valley Propane had 2,721 customers. Valley Propane also supplies propane to holding customers of the Utilities; these customers are serviced by Valley Propane until the Utilities can connect mains and service lines. Valley Propane is also impacted by weather, as a large percentage of its customers use propane as a primary source of heat. Valley Propane increases and decreases the selling price of its gas depending upon supply and competition.

Natural Gas Conversions
-----------------------

     The Corporation conducts natural gas conversions through AEC. AEC generates its revenues through the engineering and installation of compressed natural gas refueling stations, the conversion of gasoline and diesel-powered vehicles to natural gas and through the implementation of its patented process to co-fire natural gas and diesel fuel in engines, primarily generators.

     The Corporation acquired its 80% interest in AEC in May 1996 and has the obligation over the next five fiscal years to acquire the remaining 20%, which is currently held by the management of AEC.

Environmental Proceedings
-------------------------

     For information regarding the Corporation's potential environmental liabilities, see "Management's Discussion and Analysis of the Results of Operations and Financial Condition - Liquidity and Capital Resources", pages 35 and 36, and Note H, page 29, in the 1997 Annual Report to Stockholders which is incorporated by reference herein.

Item 2   Properties
         ----------

         1595 Mendon Road, Cumberland, Rhode Island
         Office, Sales, and Service Center

     This location comprises the headquarters, sales and service operation of the Corporation, Valley Gas, VAMCO and Valley Propane; and includes accounting, billing, credit, engineering, garage, maintenance, service, storeroom and construction. The headquarters and sales office for AEC are also located at this facility. The facilities are considered suitable and adequate for the Corporation.

         425 Turnpike Street
         Canton, Massachusetts
         Office and Warehouse Facilities

     Morris Merchants conducts its business at this leased warehouse and office building in Canton, MA. Its business does not require any special facilities and, therefore, its leased facilities are not significant to its operation. The total lease payments are less than 1 percent of all corporate assets of the Corporation.

         106-B Federal Way
         Johnston, Rhode Island
         Service Center

     AEC conducts its servicing business at this leased garage in Johnston, RI. The leased facility is not significant to its operations and the total lease payments are less than 1 percent of all corporate assets of the Corporation.

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

         100 Broad Common Road
         Bristol, Rhode Island
         Office, Sales and Service Center

     This location comprises the office, sales and service operation of Bristol & Warren and includes construction, credit, engineering, garage, maintenance, service, and storeroom. This facility is considered suitable and adequate for Bristol & Warren.

         Brown Street
         Warren, Rhode Island
         Propane Storage

     This facility is used for the storage of propane used in peak-shaving operations of Bristol & Warren. Its daily delivery capacity of LPG is 1,600 Mcf's.

     The Corporation believes its storage facilities are adequate to meet the needs of the Utilities for the foreseeable future.

     All of the storage facilities are owned. All Valley Gas properties, except leased property, are held in fee.

     See item 1 for discussion of gas supply.


Item 3   Legal Proceedings
         -----------------

     There were no material legal proceedings pending to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except two claims that were asserted against Valley Gas as referred to in Note H, page 29, in the 1997 Annual Report to Stockholders which is incorporated by reference herein.


Item 4   Submission of Matters to a
         Vote of Security Holders
         --------------------------

            None

Executive Officers of the Registrant
------------------------------------

     The names, ages, and position of all the executive officers of the Corporation on October 15, 1997 are listed below together with their business experience during the past five years. All officers of the Corporation are elected or appointed annually by the board of directors at the directors' first meeting following the Annual Meeting of Stockholders.

                                                    Business Experience
     Name          Age       Position              During Last Five Years
     ----          ---       --------              ----------------------

Alfred P. Degen    50 President and Chief     Chief Executive Officer of Valley
                       Executive Officer      Resources, Inc. since March
                                              1995; President, Valley
                                              Resources, Inc. from July 1994;
                                              Executive Vice President,
                                              Philadelphia Gas Works for more
                                              than 5 years prior to July 1994.

Kenneth W. Hogan   52 Senior Vice President,  Senior Vice President since July
                       Chief Financial        1994; Vice President prior
                       Officer and Secretary  to July 1994; Chief Financial
                                              Officer since December 1994
                                              and Secretary since April 1977.

Charles K. Meunier 55 Vice President,         Vice President Operations since
                       Operations             December 1994; Assistant Vice
                                              President Operations and Human
                                              Resources prior to December 1994.

Richard G. Drolet  49 Vice President,         Vice President Information Systems
                      Information Systems     and Corporate Planning since
                      and Corporate Planning  December 1994; Assistant Vice
                                              President Information Systems
                                              and Corporate Planning prior to
                                              December 1994.

                                     PART II


Item 5   Market for the Registrant's Securities
         and Related Stockholder Matters
         --------------------------------------

     The number of common stock shareholders, common stock market prices, dividends declared and dividend restrictions appearing on pages 1 and 24 of the Annual Report to Stockholders for the fiscal year ended August 31, 1997 are incorporated herein by reference. The common stock of Valley Resources, Inc. is listed on the American Stock Exchange under the symbol VR.

Item 6   Selected Financial Data
         -----------------------

     The selected financial data (Summary of Consolidated Operations) appearing on page 37 of the Annual Report to Stockholders for the fiscal year ended August 31, 1997 is incorporated herein by reference.

Item 7   Management's Discussion and Analysis
         ------------------------------------

     Management's discussion and analysis of the results of operations, liquidity and capital resources appearing on pages 32 through 36 of the Annual Report to Stockholders for the fiscal year ended August 31, 1997 are incorporated herein by reference.

Item 8   Financial Statements and Supplementary Data
         -------------------------------------------

     The following consolidated financial statements of the registrant and its subsidiaries appearing on pages 18 through 31 in the Annual Report to Stockholders for the fiscal year ended August 31, 1997 are incorporated herein by reference:

     Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1997

     Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1997

     Consolidated Balance Sheets - August 31, 1997 and 1996

     Consolidated Statements of Changes in Common Stock Equity for each of the three years in the period ended August 31, 1997

     Consolidated Statements of Capitalization - August 31, 1997 and 1996

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants


Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         ---------------------------------------------

            None.

                                    PART III


Item 10  Directors and Executive Officers of the Registrant
         --------------------------------------------------

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     Information regarding the directors of the registrant appearing on pages 2 through 5 of the Proxy Statement filed with the Securities and Exchange Commission on November 4, 1997 is incorporated herein by reference.


Section 16 (a)  Beneficial Ownership Reporting Compliance
---------------------------------------------------------

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


Item 11  Executive Compensation
         ----------------------

     Information regarding management compensation appearing on pages 6 through 9 of the Proxy Statement filed with the Securities and Exchange Commission on November 4, 1997 is incorporated herein by reference.

Item 12  Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

     Information regarding the beneficial owners of more than 5 percent of the outstanding Common Stock of the Corporation, being the only class of equity security issued and outstanding, and the security ownership of management appearing on pages 1 and 2 of the Proxy Statement filed with the Securities and Exchange Commission on November 4, 1997 is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions
         ----------------------------------------------

            None.

                                     PART IV


Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K
         ---------------------------------

(a) 1. The following consolidated financial statements of Valley Resources, Inc. and subsidiaries appearing on pages 18 through 31 in the Annual Report to Stockholders for the year ended August 31, 1997 are incorporated by reference in Item 8:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1997

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1997

         Consolidated Balance Sheets - August 31, 1997 and 1996

         Consolidated Statements of Changes in Common Stock Equity
              for each of the three years in the period ended August 31,
              1997

         Consolidated Statements of Capitalization - August 31, 1997
              and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

(a)  2.  Consolidated Financial Schedule

         Schedule VIII - Valuation and Qualifying Accounts

         Report of Independent Certified Public Accountants on Consolidated
              Financial Schedule

         Schedules I, II, III, IV, V, VI, VII, IX, X, XI, XII, XIII and XIV are either inapplicable or not required or the required information is shown in the financial statements or notes thereto under the instructions and have been omitted.


(a)  3.  Exhibits

         3. (a)   Articles of Incorporation, as amended (Exhibit 3 to the
                    Corporation's Annual Report on Form 10-K for the year ended August 31, 1988 is hereby incorporated by reference.)

         3. (b)   Bylaws of the Corporation (Exhibit 3 to the Corporation's
                    Annual Report on Form 10-K for the year ended August 31, 1988 is hereby incorporated by reference.)

         4. (a)   Indenture between Valley Resources, Inc. and Mellon Bank,
                    N.A., Trustee dated as of September 1, 1997. (Exhibit 4 to the Corporation's Registration Statement on Form S-2
                    (File No. 333-30113) is hereby incorporated by reference.)

         4. (b)   Indenture of First Mortgage dated as of December 15, 1992
                    between Valley Gas Company, Valley Resources, Inc. as guarantor and State Street Bank and Trust Company, Trustee (Exhibit 4 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1993 is hereby incorporated by reference.)

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

         10. (d)  Valley Resources, Inc. Directors Retirement Plan (Exhibit 10
                    to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is hereby incorporated by reference.)

         10. (e)  Termination agreement dated June 21, 1995 between Valley
                    Resources, Inc. and Alfred P. Degen (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1996 is hereby incorporated by reference.)

         10. (f)  Termination agreement dated December 31, 1996 between Valley
                    Resources, Inc. and Charles K. Meunier (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 333-30113) is hereby incorporated by reference.)

         10. (g)  Termination agreement dated December 31, 1996 between Valley
                    Resources, Inc. and Richard G. Drolet.

         Other Material Contracts or Agreements

         10. (h)  Firm Storage Service Transportation contract between Valley
                    Gas and Tennessee Gas Pipeline Company, dated December 15, 1985 (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1986 is hereby incorporated by reference.)

         10. (i)  Storage Service Agreement dated July 3, 1985 between Valley
                    Gas and Consolidated Gas Transmission Corporation (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

         10. (j)  Underground Storage Service Agreement dated October 3, 1984 between Valley Gas and Penn-York Energy Corporation (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

         10. (k)  Underground Storage Service Agreement dated August 19, 1983 between Valley Gas and Penn-York Energy Corporation (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1983 is hereby incorporated by reference.)

         10. (l)  Service agreement for storage of LNG dated June 30, 1982 between Valley Gas and Algonquin LNG, Inc. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1982 is hereby incorporated by reference.)

         10. (m)  Contract for the purchase of natural gas dated March 1, 1981, between Valley Gas and Tennessee Gas Pipeline Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (n)  Storage Service Transportation contract dated May 15, 1981, between Valley Gas and Tennessee Gas Pipeline Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (o)  Storage Service Transportation contract dated May 26, 1981, between Valley Gas and Tennessee Gas Pipeline Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (p)  Storage Service Agreement dated February 18, 1980, between
                    Valley Gas and Consolidated Gas Supply Corporation (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (q)  Precedent Agreement for Firm Services on Maritimes and North-
                    east Pipeline Project Phase II dated September 21, 1996, between Valley Gas and Maritimes and Northeast Pipeline L.L.C.(Exhibit 10 to the Corporation's Registration State-ment on Form S-2 (File No. 333-30113) is hereby incorporated by reference.)

         10. (r)  Gas Sales Agreement dated June 15, 1992 between Aquila Energy
                    Marketing Corporation and Valley Gas (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is incorporated herein by reference.)

         10. (s)  Gas Sales Agreement dated June 8, 1992 between Natural Gas
                    Clearinghouse and Valley Gas Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is incorporated herein by reference).

         10. (t)  Loan Agreement between Valley Resources, Inc. and Fleet
                    National bank dated June 30, 1997 (Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 is incorporated herein by reference.)

    13.       Annual Report to Stockholders.

    21.       Subsidiaries of the Registrant (Exhibit 21 to the Corporation's
                Annual Report on Form 10-K for the year ended August 31, 1996 is incorporated herein by reference.).

    23.  Consent of Grant Thornton LLP.

    27.  Financial Data Schedule.

         (b) No Form 8-K was required to be filed for the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALLEY RESOURCES, INC. AND SUBSIDIARIES

Date:  November 26, 1997          By  S/K. W. Hogan
                                      ------------------------------------------
                                      Kenneth W. Hogan
                                      Senior Vice President, Chief Financial
                                      Officer & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date:    November 26, 1997       S/A. P. Degen
                                  ----------------------------------------------
                                  Alfred P. Degen, President and Chief Executive
                                  Officer

 Date:    November 26, 1997       S/K. W. Hogan
                                  ----------------------------------------------
                                  Kenneth W. Hogan, Senior Vice President, Chief
                                  Financial Officer & Secretary

 Date:    November 26, 1997       S/E. N. Agresti
                                  ----------------------------------------------
                                  Ernest N. Agresti, Director

 Date:    November 26, 1997       S/M. G. Alperin
                                  ----------------------------------------------
                                  Melvin G. Alperin, Director

 Date:    November 26, 1997       S/C. H. Davison
                                  ----------------------------------------------
                                  C. Hamilton Davison, Director

 Date:    November 26, 1997       S/D. A. DeAngelis
                                  ----------------------------------------------
                                  Don A. DeAngelis, Director

 Date:    November 26, 1997       S/J. M. Dillon
                                  ----------------------------------------------
                                  James M. Dillon, Director

 Date:    November 26, 1997       S/J. K. Farnum
                                  ----------------------------------------------
                                  Jonathan K. Farnum, Director

 Date:    November 26, 1997       S/J. F. Guthrie, Jr.
                                  ----------------------------------------------
                                  John F. Guthrie, Jr., Director

 Date:    November 26, 1997       S/E. M. McMahon
                                  ----------------------------------------------
                                  Eleanor M. McMahon, Director

                                                                                      Item 14(a) 2

                               VALLEY RESOURCES, INC. AND SUBSIDIARIES

                                   VALUATION AND QUALIFYING ACCOUNTS

                                             SCHEDULE VIII

                           Fiscal Years Ended August 31, 1997, 1996 and 1995


         Column A                     Column B                     Column C                  Column D             Column E
         --------                     --------                 -----------------             --------             --------
                                                                   Additions
                                                               -----------------
                                    Balance at            (1)                (2)             Deductions           Balance at
                                   Beginning of     Charged to Costs     Charged to            from                 End of
             Description              Period          and Expenses     Other Accounts         Reserves              Period
             -----------              ------          ------------     --------------         --------              ------
1997
----
Allowance for doubtful accounts      $719,721         $1,603,597        $183,220 (a)        $1,666,105 (b)         $840,433

1996
----
Allowance for doubtful accounts      $655,951         $1,459,761        $156,755 (a)        $1,552,746 (b)         $719,721

1995
----
Allowance for doubtful accounts      $653,927         $1,274,238        $104,176 (a)        $1,376,390 (b)         $655,951


Notes:  (a)  Collections on accounts previously charged off.
        (b)  Accounts charged off.


               Report of Independent Certified Public Accountants
                       on Consolidated Financial Schedule



To the Shareholders of
Valley Resources, Inc.


     In connection with our audit of the consolidated financial statements of Valley Resources, Inc. and subsidiaries referred to in our report dated September 26, 1997, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also examined the schedule listed in the index at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                             GRANT THORNTON LLP





Boston, Massachusetts
September 26, 1997