Form 10-Q
period 1997-11-30
VALLEY RESOURCES INC /RI/
filed 1998-01-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                                Outstanding at
       Class of Common Stock                                     Nov. 30, 1997
       ---------------------                                     -------------

           $1 Par Value                                            4,965,557

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                NOVEMBER 30, 1997

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three-months ended November 30, 1997
              and 1996...................................................     3

              Consolidated Condensed Balance Sheets--November 30,
              1997 and August 31, 1997................................... 4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the three-months ended November 30, 1997 and 1996..........     6

              Notes to Consolidated Condensed Financial Statements.......     7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     8

Item 6(a)     Exhibits...................................................     9


PART   II:    OTHER INFORMATION

Item     4.   Submission of Matters to a Vote of Security Holders........     9

Item    6.    Exhibits and Reports on Form 8-K...........................    10

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                                       For the 3 Months Ended
                                                     Nov. 30,          Nov. 30,
                                                      1997               1996
                                                      ----               ----

                                                             (in thousands)
                                                           (except share and
                                                          per share numbers)

Operating Revenues:
   Utility Gas Revenues                            $  10,084          $  10,946
   Nonutility Revenues                                 5,741              5,394
                                                   ---------          ---------
             Total                                    15,825             16,340
                                                   ---------          ---------
Operating Expenses:
   Cost of Gas Sold                                    5,594              6,403
   Cost of Sales - Nonutility                          4,027              3,826
   Operations                                          4,715              4,557
   Maintenance                                           398                438
   Depreciation and Amortization                         825                778
   Taxes - Other Than Federal Income                     852                871
         - Federal Income                               (525)              (509)
                                                   ---------          ---------
             Total                                    15,886             16,364
                                                   ---------          ---------
Operating Income (Loss)                                  (61)               (24)
Other Income - Net of Tax                                 49                 65
                                                   ---------          ---------
Total Income (Loss)                                      (12)                41
                                                   ---------          ---------
Interest Charges:
   Long-Term Debt                                        622                487
   Other                                                 127                326
                                                   ---------          ---------
             Total                                       749                813
                                                   ---------          ---------
Net Loss                                           $    (761)         $    (772)
                                                   =========          =========

Average Number of Common Shares Outstanding        4,939,253          4,261,618

Loss Per Average Common Share Outstanding             ($0.15)            ($0.18)

Dividends Declared on Common Stock                    $0.185            $0.1825




The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets



                                                    (Unaudited)
                                                      Nov. 30,         Aug. 31,
                                                        1997             1997
                                                        ----             ----
                                                           (in thousands)
ASSETS
Utility Plant - Net                                   $ 50,982         $50,447
                                                      --------         -------
Leased Property - Net                                    2,288           2,377
                                                      --------         -------
Nonutility Property-Net                                  3,913           3,712
                                                      --------         -------
Other Investments                                        1,598           1,592
                                                      --------         -------
Current Assets:
   Cash                                                    891             820
   Accounts Receivable - Net                            10,961          11,183
   Deferred Fuel Costs                                     596             -0-
   Deferred Unbilled Gas Costs                           1,912             440
   Fuel and Other Inventories (Note 3)                   6,484           6,120
   Prepayments                                           1,017           1,290
   Common Stock held for Dividend Reinvestment-
     amounting to 27,471 and 31,179 shares
     respectively (Note 4)                                 306             352
                                                      --------         -------
           Total                                        22,167          20,205
                                                      --------         -------
Deferred Debits:
   Recoverable Postretirement Benefits                     404             462
   Recoverable Vacations Accrued                           608             596
   Unamortized Debt Discount and Expense                 1,728           1,745
   Prepaid Pensions                                      7,528           7,095
   Recoverable Deferred FIT                              6,034           6,044
   Recoverable Transition Obligation                       373             373
   Other                                                 3,369           3,049
                                                      --------         -------
                                                        20,044          19,364
                                                      --------         -------
           Total                                      $100,992         $97,697
                                                      ========         =======



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets


                                                   (Unaudited)
                                                     Nov. 30,           Aug. 31,
                                                       1997               1997
                                                       ----               ----
                                                          (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                      $  4,993           $ 4,900
   Paid In Capital                                     24,903            24,035
   Retained Earnings                                    6,602             8,279
   Less: Accounts Receivable from ESOP                 (2,878)           (2,907)
                                                     --------           -------
           Total Common Stock Equity                   33,620            34,307
                                                     --------           -------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022            20,090            20,090
   7.7% Debentures, Due 2027                            7,000             7,000
   9% Notes Payable, Due 1999                           2,139             2,139
   Note Payable                                         2,711             2,757
                                                     --------           -------
           Total Long-Term Debt                        31,940            31,986
                                                     --------           -------
                  Total Capitalization                 65,560            66,293
                                                     --------           -------
Revolving Credit Arrangement                            2,300             2,300
                                                     --------           -------
Obligation Under Capital Lease                          1,532             1,541
                                                     --------           -------
Current Liabilities:
   Current Maturities of Long-Term Debt                   150               150
   Obligation Under Capital Lease                         756               836
   Notes Payable                                        4,900             1,900
   Accounts Payable                                     6,090             4,298
   Security Deposits & Refund Obligations               1,037             1,035
   Taxes Accrued (Debit)                                 (804)              362
   Deferred Fuel Costs                                    -0-               793
   Accrued Interest                                     1,111               541
   Other                                                  754               697
                                                     --------           -------
           Total                                       13,994            10,612
                                                     --------           -------
Commitments and Contingencies
Deferred Credits                                        5,115             5,130
                                                     --------           -------
Deferred Federal Income Taxes                          12,491            11,821
                                                     --------           -------
                                                     $100,992           $97,697
                                                     ========           =======

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                              For the 3 Months
                                                                   Ended
                                                           Nov. 30,     Nov. 30,
                                                             1997        1996
                                                             ----        ----
                                                              (in thousands)
Cash Flows from Operating Activities:
   Net Loss                                                $  (761)     $  (772)
   Adjustments to Reconcile Net Loss to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                             825          778
     Provision for Uncollectibles                              573          377
     Deferred Federal Income Taxes                             671          983
     Amortization of ITC                                       (12)         -0-
   Change in Assets and Liabilities:
     Accounts Receivable                                      (350)        (949)
     Deferred Fuel Costs                                    (1,389)      (1,202)
     Unbilled Gas Costs                                     (1,472)      (1,386)
     Fuel and Other Inventories                               (363)        (739)
     Other Current Assets                                     (114)          44
     Accounts Payable, Accrued Expenses and Current
       Liabilities                                             628         (164)
     Other - Net                                               404          483
                                                           -------      -------
           Net Cash (Used) by Operating Activities          (1,360)      (2,547)
                                                           -------      -------
Cash Flows from Investing Activities:
   Utility Capital Expenditures                             (1,212)      (1,051)
   Nonutility Capital Expenditures                            (349)        (186)
   Other Investments                                            (7)         (13)
                                                           -------      -------
           Net Cash (Used) by Investing Activities          (1,568)      (1,250)
                                                           -------      -------
Cash Flows from Financing Activities:
     Dividends Paid                                           (917)        (778)
     Capital Stock Transactions                                962           (2)
     Insurance of Revolving Credit Arrangement                 -0-          100
     Retirement of Long-Term Debt                              (46)         (18)
     Increase in Notes Payable                               3,000        4,600
                                                           -------      -------
           Net Cash Provided by Financing Activities         2,999        3,902
                                                           -------      -------

Net Increase in Cash                                            71          105
Cash - Beginning                                               820          507
                                                           -------      -------
Cash - Ending                                              $   891      $   612
                                                           =======      =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                              $   179      $   371
                                                           =======      =======
     Federal Income Taxes                                  $   -0-      $   -0-
                                                           =======      =======
   Capital Lease Obligations Incurred                      $   139      $   101
                                                           =======      =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     The Corporation computes its loss per average common share based on the weighted average number of shares outstanding during the period.

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at November 30, 1997, the results of operations for the three-months ended November 30, 1997 and 1996 and Statements of Cash Flows for the three-months ended November 30, 1997 and 1996.

     The results of operations for the three-month periods ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

Inventories - Fuel and Other Inventories:
              (in Thousands)

                                                   (Unaudited)
                                                   November 30,       August 31,
                                                       1997              1997
                                                       ----              ----
Fuels (at average cost)                               $4,053            $3,809
Merchandise and Other (at average cost)                1,151             1,253
Merchandise (at LIFO)                                  1,280             1,058
                                                      ------            ------
                                                      $6,484            $6,120
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

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations
---------------------

     Utility gas revenues for the three months ended November 30 1997, the first fiscal quarter, totaled $10,083,600, a decrease of 7.9 percent from the same period in fiscal 1997. Revenues decreased due to a decline in interruptible sales and transportation and lower revenues generated from regulated base tariffs offset slightly by increased PGPA revenues.

     Interruptible sales revenues decreased by $756,400 for the three months ended November 30, 1997, when compared to the prior year as a result of a 56.9 percent decrease in gas sales. The level of interruptible sales is dependent on availability of gas and the price of the customer's alternate fuel. The margin on seasonal sales is passed through to firm customers through the PGPA and has no impact on operating income.

     Valley Gas transports natural gas owned by customers if delivered to Valley Gas's gate station on both an interruptible and firm basis. Transportation revenue declined by $1,400 in the first quarter of fiscal 1998. Interruptible transportation revenues declined by $74,500 during the first quarter from the same period in fiscal 1997. Interruptible transportation is used by customers when their alternate fuel price is above natural gas. During the first quarter, large commercial and industrial sales customers were allowed to choose their gas supplier under the Utilities firm transportation tariffs. These transportation revenues generate approximately the same margin as firm gas sales to this class of customer. A total of $73,100 of revenues was recorded under these firm transportation tariffs.

     Revenues generated from base tariffs decreased 3.9 percent when compared to the prior year as a result of lower firm natural gas sales primarily due to a transfer of sales customers to transportation as mentioned earlier. Offsetting the base revenue decline was an increase in PGPA revenues. An increase in the PGPA rate charged to firm customers due to higher estimated gas costs for fiscal 1998 was responsible for the PGPA revenue increase. PGPA revenues do not impact operating margin.

     Total firm gas throughput, firm gas sales and firm transportation, for the first quarter totaled 1,246,800 Mcf compared to 1,250,600 Mcf during the first quarter of fiscal 1997. Gas sales to firm customers during the first fiscal quarter totaled 1,188,000 Mcf, a decrease of 5.0 percent from the prior year first quarter. The decrease in gas sales is the result of commercial and industrial customers transferring to firm transportation. Weather during the first quarter, as measured by degree days, was 2.7 percent colder than the same period last year. The colder weather during the first fiscal quarter does not have the same impact on gas sales as the second fiscal quarter, the winter heating period. At November 30, 1997, there were 61,971 utility customers versus 61,445 at November 30, 1996.

     Nonutility revenues totaled $5,740,800 for the three months ended November 30, 1997, an increase of 6.4 percent over the first quarter in fiscal 1997. The increase in nonutility revenues is attributable to increased retail merchandise sales. Retail merchandise revenues increased as a result of commercial and industrial sales of gas-fueled products and the sale of heating systems to customers converting to natural gas and propane. The Corporation's subsidiary, AEC experienced a decline in revenues due to the timing of projects currently being completed.

     Cost of gas sold decreased 12.6 percent when compared with the prior year resulting from a decline in seasonal and firm gas sales offset slightly by decreased expenses related to the reconciliation of the PGPA. The average cost per Mcf of gas distributed was $4.53 versus $3.96 during the first quarter of fiscal 1997.

     The increase in nonutility sales is responsible for the 5.2 percent increase in cost of sales-nonutility. Other operation expenses increased during the period primarily due to normal salary increases. Maintenance expenses declined slightly due to decreased repairs on the LNG and propane peak shaving facilities.

     Interest expense totaled $748,700 for the three months ended November 30, 1997, a 7.8 percent decrease from the prior year. A decrease in short-term interest expense was only partially offset by increased long-term debt interest associated with the corporate refinancing and equity offering done at the end of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     Operations during the first quarter typically do not generate sufficient cash to meet gas costs and construction requirements. Management believes the available financing are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at November 30, 1997, were $32,100,000.

     Cash flows were negatively impacted during the first quarter by the requirement to increase inventories of supplemental fuels to meet winter requirements and the unexpected increases in the price of natural gas.

     On September 24, 1997, Valley Resources issued 93,000 additional shares of common stock in fulfillment of the over-allotment option exercised in connection with the August 1997 offering. This common stock issuance favorably impacted liquidity.

     Construction expenditures increased during the first fiscal quarter, as planned, adversely effecting liquidity.

     A receivable lag that is generally experienced during the first fiscal quarter should be reversed in the second fiscal quarter and revenues should increase with colder weather. Cash flow should be favorably affected by a reduction in construction expenditures which normally accompanies winter weather conditions in the fiscal second quarter.



                               PART I - ITEM 6(a)

Item 6 (a) - Exhibits
---------------------

27.  Financial Data Schedule


                           PART II: OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Stockholders of Valley Resources, Inc. was held on December 9, 1997, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors were elected by the following vote:

                                                    Shares             Shares
                                                     Voted              Voted
                                                     "For"           "Withheld"
                                                     -----           ----------

       Melvin G. Alperin                           4,193,521           59,093
       Alfred P. Degen                             4,194,976           57,638
       C. Hamilton Davison                         4,187,143           65,471


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

                                        VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                 S/K. W. Hogan
                                 ----------------------------------------------
                                                   K. W. Hogan
                                 Senior Vice President, Chief Financial Officer
                                   and Secretary


January 14, 1998