Form 10-Q
period 1998-02-28
VALLEY RESOURCES INC /RI/
filed 1998-04-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                               Outstanding at
      Class of Common Stock                                   February 28, 1998
      ---------------------                                   -----------------

          $1 Par Value                                             4,972,822

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                FEBRUARY 28, 1998

                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

PART   I:  FINANCIAL INFORMATION

Item   1.  Financial Statements

           Consolidated Condensed Statements of Operations--for
           the three- and six-months ended February 28, 1998
           and 1997......................................................     3

           Consolidated Condensed Balance Sheets--February 28,
           1998 and August 31, 1997...................................... 4 & 5

           Consolidated Condensed Statements of Cash Flows--for
           the six-months ended February 28, 1998 and 1997...............     6

           Notes to Consolidated Condensed Financial Statements..........     7

Item   2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     8

Item 6(a)  Exhibits......................................................    10


PART  II:  OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K..............................    10

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                        3 Months Ended            6 Months Ended
                                      Feb. 28,    Feb. 28,     Feb. 28,    Feb. 28,
                                        1998        1997         1998        1997
                                   (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues               $  24,830   $  25,177   $  34,913   $  36,123
   Nonutility Revenues                    5,598       5,755      11,339      11,149
                                      ---------   ---------   ---------   ---------
         Total                           30,428      30,932      46,252      47,272
                                      ---------   ---------   ---------   ---------

Operating Expenses:
   Cost of Gas Sold                      13,688      14,175      19,281      20,578
   Cost of  Sales - Nonutility            3,800       3,894       7,827       7,720
   Operations                             4,818       4,698       9,533       9,255
   Maintenance                              417         388         815         826
   Depreciation and Amortization            825         778       1,651       1,555
   Taxes - Other Than Federal Income      1,368       1,352       2,220       2,224
         - Federal Income                 1,593       1,631       1,068       1,122
                                      ---------   ---------   ---------   ---------
         Total                           26,509      26,916      42,395      43,280
                                      ---------   ---------   ---------   ---------
   Operating Income                       3,919       4,016       3,857       3,992
   Other Income - Net of Tax                 72          93         122         158
                                      ---------   ---------   ---------   ---------
   Total Income                           3,991       4,109       3,979       4,150
                                      ---------   ---------   ---------   ---------
Interest Charges:
   Long-Term Debt                           611         477       1,233         964
   Other                                    149         372         276         698
                                      ---------   ---------   ---------   ---------
         Total                              760         849       1,509       1,662
                                      ---------   ---------   ---------   ---------
Net Income                            $   3,231   $   3,260   $   2,470   $   2,488
                                      =========   =========   =========   =========
Average Number of Common
   Shares Outstanding                 4,970,959   4,261,726   4,955,018   4,261,672

Basic Earnings Per Average Common
  Share Outstanding                       $0.65       $0.76       $0.50       $0.58

Dividends Declared on Common Stock        $0.185      $0.1825     $0.37       $0.365



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets


                                                        (Unaudited)
                                                         Feb. 28,       Aug. 31,
                                                           1998           1997
                                                         ---------      --------
                                                             (in thousands)
ASSETS
Utility Plant - Net                                     $ 51,109         $50,447
                                                        --------         -------
Leased Property - Net                                      2,046           2,377
                                                        --------         -------
Nonutility Property-Net                                    4,056           3,712
                                                        --------         -------
Other Investments                                          1,609           1,592
                                                        --------         -------
Current Assets:
  Cash                                                       966             820
  Accounts Receivable - Net                               16,515          11,183
  Deferred Unbilled Gas Costs                              1,414             440
  Fuel and Other Inventories (Note 3)                      4,565           6,120
  Prepayments                                                722           1,290
  Common Stock held for Dividend Reinvestment-amounting
    to 20,206 and 31,179 shares respectively (Note 4)        229             352
                                                        --------         -------
           Total                                          24,411          20,205
                                                        --------         -------
Deferred Debits:
  Recoverable Postretirement Benefits                        346             462
  Recoverable Vacations Accrued                              754             596
  Unamortized Debt Discount and Expense                    1,746           1,745
  Prepaid Pensions                                         7,960           7,095
  Recoverable Deferred FIT                                 6,034           6,044
  Recoverable Transition Obligation                          373             373
  Other                                                    2,980           3,049
                                                        --------         -------
                                                          20,193          19,364
                                                        --------         -------
           Total                                        $103,424         $97,697
                                                        ========         =======



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                       (Unaudited)
                                                       Feb. 28,        Aug. 31,
                                                         1998            1997
                                                       --------        --------
                                                            (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                        $  4,993         $ 4,900
   Paid In Capital                                       24,819          24,035
   Retained Earnings                                      8,900           8,279
   Less: Accounts Receivable from ESOP                   (2,856)         (2,907)
                                                       --------         -------
           Total Common Stock Equity                     35,856          34,307
                                                       --------         -------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022              20,039          20,090
   7.7% Debentures, Due 2027                              7,000           7,000
   9% Notes Payable, Due 1999                             2,139           2,139
   Notes Payable                                          2,674           2,757
                                                       --------        --------
           Total Long-Term Debt                          31,852          31,986
                                                       --------        --------
                  Total Capitalization                   67,708          66,293
                                                       --------        --------
Revolving Credit Arrangement                              2,300           2,300
                                                       --------         -------
Obligation Under Capital Lease                            1,402           1,541
                                                       --------         -------
Current Liabilities:
   Current Maturities of Long-Term Debt                     150             150
   Obligation Under Capital Lease                           644             836
   Notes Payable                                          3,900           1,900
   Accounts Payable                                       5,066           4,298
   Security Deposits & Refund Obligations                 1,007           1,035
   Taxes Accrued                                          1,377             362
   Deferred Fuel Costs                                      729             793
   Accrued Interest                                         788             541
   Other                                                    867             697
                                                       --------         -------
           Total                                         14,528          10,612
                                                       --------         -------
Deferred Credits                                          5,089           5,130
                                                       --------         -------
Deferred Federal Income Taxes                            12,397          11,821
                                                       --------         -------
                                                       $103,424         $97,697
                                                       ========         =======

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                  For the 6 Months
                                                                       Ended
                                                               Feb. 28,     Feb. 28,
                                                                 1998         1997
                                                               --------     --------
                                                                   (in thousands)
Cash Flows from Operating Activities:
  Net Income                                                   $ 2,470       $ 2,488
  Adjustments to Reconcile Net Income to Net Cash used in
  Operating Activities:
    Depreciation and Amortization                                1,651         1,555
    Provision for Uncollectibles                                 1,081           778
    Deferred Federal Income Taxes                                  578         1,410
    Amortization of ITC                                            (24)          -0-
  Change in Assets and Liabilities:
    Accounts Receivable                                         (6,412)       (7,578)
    Deferred Fuel Costs                                            (64)       (2,381)
    Unbilled Gas Costs                                            (974)       (1,164)
    Fuel and Other Inventories                                   1,555         1,332
    Other Current Assets                                          (174)          200
    Accounts Payable, Accrued Expenses and Current Liabilities   1,755           998
    Other - Net                                                    485           392
                                                               -------       -------
          Net Cash Provided (Used) by Operating Activities       1,927        (1,970)
                                                               -------       -------
  Cash Flows from Investing Activities:
  Utility Capital Expenditures                                  (2,016)       (1,708)
  Nonutility Capital Expenditures                                 (641)         (371)
  Other Investments                                                (17)          (20)
                                                               -------       -------
          Net Cash (Used) by Investing Activities               (2,674)       (2,099)
                                                               -------       -------
  Cash Flows from Financing Activities:
    Dividends Paid                                              (1,850)       (1,555)
    Capital Stock Transactions                                     877           (34)
    Issuance of Long Term Debt                                     -0-           100
    Retirement of Long-Term Debt                                  (134)          (57)
    Increase in Notes Payable                                    2,000         5,800
                                                               -------       -------
          Net Cash Provided by Financing Activities                893         4,254
                                                               -------       -------

  Net Increase in Cash                                             146           185
  Cash - Beginning                                                 820           507
                                                               -------       -------
  Cash - Ending                                                $   966       $   692
                                                               =======       =======

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                   $ 1,262       $ 1,658
                                                               =======       =======
    Federal Income Taxes                                       $   -0-       $   -0-
                                                               =======       =======
    Capital Lease Obligations Incurred                         $   177       $   201
                                                               =======       =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

New Accounting Standard
-----------------------

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective quarter ended February 28, 1998 and has reflected basic earnings per share on the face of the consolidated condensed statements of operations. Accordingly, EPS data for all periods presented reflects the computation of EPS in accordance with the provisions of SFAS 128. The adoption of SFAS 128 had no effect on earnings per share.

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of February 28, 1998 the results of operations for the three- and six-months ended February 28, 1998 and 1997 and Statement of Cash Flows for the six-months ended February 28, 1998 and 1997.

     The results of operations for the three- and six-month periods ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3
------
Inventories - Fuel and Other Inventories:
(in Thousands)

                                                 (Unaudited)
                                                  February 28,        August 31,
                                                     1998                1997
                                                  ------------        ----------
    Fuels (at average cost)                         $2,042              $3,809
    Merchandise and Other (at average cost)          1,141               1,253
    Merchandise (at LIFO)                            1,382               1,058
                                                    ------              ------
                                                    $4,565              $6,120
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

                                PART I - ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended February 28, 1998 vs. 1997

     Utility gas revenues for the three months ended February 28, 1998, the second fiscal quarter, totaled $24,829,600, a decrease of one percent from the same period in fiscal 1997. The revenue decrease is primarily the result of lower collections through the PGPA and a decrease in base revenues only partially offset by increased transportation revenues. PGPA revenues decreased due to lower firm gas sales; this decrease does not impact the profitability of the company because it is a pass-through of gas cost changes. Revenues generated from the regulated base tariffs declined less than one percent when compared to the prior year as a result of the transfer of industrial firm sales customers to firm transportation.

     Total firm gas throughput, firm gas sales and firm transportation, for the second quarter totaled 3,385,600 Mcf compared to 3,367,400 Mcf during the second quarter of fiscal 1997. Throughput increased as a result of increased gas usage by commercial and industrial customers, primarily for non-heating purposes. Weather during the second quarter, as measured by degree days, was 2 percent warmer than the same period last year and 8 percent warmer than a normal year.

     Valley Gas transports natural gas owned by customers if delivered to Valley Gas' gate station on both an interruptible and firm basis. Transportation revenues for the quarter increased $95,000 over the same period in fiscal 1997 due to the availability of a firm transportation tariff for large commercial and industrial customers. The firm transportation tariffs, which became effective during the first fiscal quarter of 1998, generate approximately the same margin as firm gas sales customers.

     Nonutility revenues totaled $5,598,200 for the three months ended February 28, 1998, a decrease of 3 percent from the second quarter in fiscal 1997. The decrease in nonutility revenues was spread across all nonutility subsidiaries, except wholesale operations. Wholesale revenues were positively effected by the expansion of an existing product line and a stronger regional economy. Retail merchandising sales declined due to the warm winter weather and its impact on the replacement heating market. Propane revenues were also reduced by the warm winter weather but margins and gallons sold continued to be strong as a result of pricing strategies developed in fiscal 1997.

     The average cost of gas distributed to firm customers was $3.54 per Mcf versus $4.46 per Mcf during the second fiscal quarter of 1997. Changes in gas costs are recovered from customers through the PGPA.

     The reduction in nonutility revenues gave rise to decreases in the cost of sales. Other operation and maintenance expenses increased during the period as a result of normal wage increases.

     For the three months ended February 28, 1998, interest expense decreased 11 percent from the same quarter last year. A reduction in short-term borrowings is responsible for the decrease in interest expense. Interest expense during the second fiscal quarter of 1998 continues to be positively impacted by the corporate refinancing and equity offering completed at the end of fiscal 1997.

For the six months ended February 28, 1998 Vs 1997

     For the six months ended February 28, 1998, utility gas revenues were $34,913,200, a decrease of 4 percent from the same period in fiscal 1997. Utility gas revenues decreased due to lower revenues generated from regulated base tariffs, a reduction in PGPA revenues and a decline in interruptible revenues, slightly offset by an increase in transportation revenues.

     Base revenues generated from regulated tariffs declined 2 percent as a result of decreased natural gas sales. The reduction in gas sales was primarily due to the transfer of sales customers to transportation. The PGPA revenue reduction is the result of decreased gas sales to firm customers and a lower average PGPA factor than in the prior year.

     Decreased demand for natural gas from customers with alternate fuel capabilities produced a decrease of 39% in interruptible revenues versus 1997. Sales to interruptible customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from seasonal sales are returned to firm customers through the PGPA and do not impact the profitability of the company.

     Firm gas throughput to sales and transportation customers increased slightly less than one percent over the prior year despite warmer weather. The increased throughput is due to an increase in the number of customers. Weather, as measured by degree days, was one percent warmer than the prior year six month period, but 5 percent warmer than a normal period. At February 28, 1998 there were 63,069 utility customers versus 62,603 at February 28, 1997.

     Transportation revenues increased $93,600 for the six months ended February 28, 1998 when compared to the same period in fiscal 1997. The increase in transportation revenues is a direct result of large commercial and industrial customers choosing their own natural gas supplier under the Utilities firm transportation tariff.

     Nonutility revenues for the six months ended February 28, 1998 totaled $11,339,000, an increase of 2 percent over fiscal 1997. The increase in nonutility revenues came from an increase in retail and wholesale merchandise sales, moderated by a decline in propane and AEC revenues. Sales in the commercial retail market and the wholesale operations contributed to the increased revenues. Propane revenues decreased despite an increase in gallons sold as a result of offering customers fixed price contracts and lower product pricing due to the warm winter weather.

     Operating expenses for the six month period were impacted by decreases in the cost of gas sold and nonutility cost of sales. Decreases in the demand for natural gas and a decline in supplemental fuel use were the contributors to the decrease in the cost of gas sold. The average cost of gas distributed to firm customers was $3.90 per Mcf for the six months ended February 28, 1998 versus $4.43 per Mcf in the prior year. Nonutility cost of sales decreased, despite an increase in nonutility revenues, due to reductions in the cost of propane.

     Interest expense decreased $153,000 for the six month period when compared to the prior year. The primary contributor to the decrease was a decline in short-term borrowings offset slightly by increased long-term debt resulting from the debt and equity offering which was completed at the end of the prior fiscal year.


Liquidity and Capital Resources
-------------------------------

     During the second fiscal quarter the liquidity position of the Corporation improved over the first quarter as a result of increased revenues from winter period sales. Management believes the available financing are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at February 28, 1998, were $33,100,000.

     Cash flows were negatively impacted during the second quarter by increases in the cost of natural gas. Sales during the second quarter, despite being greater than the first quarter, were less than anticipated due to warmer than normal winter weather which also negatively impacted liquidity. Additionally, the warmer weather resulted in the holding of supplemental fuel inventories which were anticipated to be sold.

     On September 24, 1997, Valley Resources issued 93,000 additional shares of common stock in fulfillment of the over-allotment option exercised in connection with the August 1997 offering. This common stock issuance favorably impacted liquidity.

     Construction expenditures declined during the second fiscal quarter, as planned, due to constraints caused by winter period weather, thereby adding favorably to liquidity.

     The liquidity position of the Corporation is anticipated to improve in the third quarter as winter bills are collected.

     Cash expended on the construction program will increase during the third fiscal quarter which will negatively impact cash flows; however, this increased cash requirement should be offset by the improved cash flows.



                               PART I - ITEM 6(a)

Item 6(a) - Exhibits
--------------------

27.  Financial Data Schedule (in electronic format only)



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


April 14, 1998