Form 10-K/A
period 1997-08-31
VALLEY RESOURCES INC /RI/
filed 1998-04-30
CIK 102710

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

                                 AMENDMENT TO 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended August 31, 1997 on Form 10-K as set forth in the pages attached hereto.

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   3.  Exhibits

          28.  Additional Exhibits

               Annual Report on Form 11-K of Valley Resources, Inc. 401-K Employee Stock Ownership Plan for the plan year ended December 31, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY RESOURCES, INC.


 Date    April 30, 1998                   By       S/K. W. Hogan
                                            -----------------------------------
                                                     K. W. Hogan
                                            Sr. Vice President, CFO & Secretary

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

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from   January 1, 1997   to   December 31, 1997
                                 ---------------        -----------------
Commission file number 1-7924

                             VALLEY RESOURCES, INC.
                       401-K EMPLOYEE STOCK OWNERSHIP PLAN
                       ___________________________________
                              (Full Title of Plan)


                             VALLEY RESOURCES, INC.
           __________________________________________________________
          (Name of Issuer of the Securities held Pursuant to the Plan)


                                1595 Mendon Road
                         Cumberland, Rhode Island 02864
                      ____________________________________
                    (Address of Principal Executive Officer)

Financial Statements and Exhibits
---------------------------------

a)  Financial Statements:                                        Page Number
                                                                 -----------
      Report of Independent Certified Public
        Accountants                                               F-1

      Statements of Financial Condition as of
        December 31, 1997                                         F-2 - F-3

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1997                                         F-4 - F-5

      Notes to Financial Statements                               F-6 - F-13

      Schedules:

          I - Investments - Other, See Note E of Notes to Financial Statements

      Schedules II and III have been omitted
          because the required information is shown in the financial statements

    b)  Exhibits:

        24d)  Consent of Independent Certified Public Accountants

                 Report of Independent Certified Public Accounts
                 -----------------------------------------------


Administrator of the Valley Resources, Inc.
  401(k) Employee Stock Ownership Plan


     We have audited the accompanying statement of financial condition of Valley Resources, Inc. 401(k) Employee Stock Ownership Plan as of December 31, 1997, and the related statement of income and changes in plan equity for the period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Valley Resources, Inc. 401(k) Employee Stock Ownership Plan as of December 31, 1997, and the income and changes in plan equity for the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           S/Grant Thornton LLP
                                                             GRANT THORNTON LLP



Boston, Massachusetts
April 29, 1998

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                        STATEMENTS OF FINANCIAL CONDITION

                                December 31, 1997



                                                    STABLE        INDEXED        INDEXED          VALUE
                                     MEMBER         VALUE          BOND          EQUITY           EQUITY
ASSETS                               LOANS          OPTION         FUND           FUND             FUND
------                            --------------------------------------------------------------------------

Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  799,774.001 Shares
  (Cost $8,775,609.04)
                                  -----------    -----------    -----------    -----------     -------------

    Total Investments             $     0.00     $      0.00    $      0.00    $      0.00     $        0.00
                                  ----------     -----------    -----------    -----------     -------------

Money Market                            0.00      297,854.26     388,145.53     330,285.64      1,924,426.09
Contributions Receivable                0.00       54,282.00           0.00           0.00              0.00
Member Loan Receivable             11,500.00            0.00           0.00           0.00              0.00
                                  ----------     -----------    -----------    -----------     -------------
    Total Assets                  $11,500.00     $352,136.26    $388,145.53    $330,285.64     $1,924,426.09
                                  ==========     ===========    ===========    ===========     =============

LIABILITIES AND EQUITY

Acquisition Indebtedness (Note D) $     0.00     $      0.00    $      0.00    $      0.00     $        0.00
Interest Payable
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)             11,500.00      352,136.26     388,145.53     330,285.64      1,924,426.09
                                  ----------     -----------    -----------    -----------     -------------
Net Assets                         11,500.00      352,136.26     388,145.53     330,285.64      1,924,426.09
                                  ----------     -----------    -----------    -----------     -------------
Total Plan Equity &
  Liabilities                     $11,500.00     $352,136.26    $388,145.53    $330,285.64     $1,924,426.09
                                  ==========     ===========    ===========    ===========     =============



The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                                December 31, 1997



                                      INTERNATNL         VRI             ESOP
                                        EQUITY      EMPLOYEE & ER      SUSPENSE
ASSETS                                   FUND        STOCK FUND          FUND            TOTAL
------                               --------------------------------------------------------------

Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  799,774.001 Shares
  (Cost $8,775,609.04)                            $6,726,360.19    $2,871,696.77    $ 9,598,056.96
                                   -----------    -------------    -------------    --------------

    Total Investments              $     0.00      6,726,360.19     2,871,696.77      9,598,056.96
                                   ----------     -------------    -------------    --------------


Money Market                        74,806.73        315,361.76       118,216.62      3,449,096.63
Contributions Receivable                 0.00          3,208.00             0.00         57,490.00
Member Loan Receivable                   0.00              0.00             0.00         11,500.00
                                   ----------     -------------    -------------    --------------
    Total Assets                   $74,806.73     $7,044,929.95    $2,989,913.39    $13,116,143.59
                                   ==========     =============    =============    ==============


LIABILITIES AND EQUITY

Acquisition Indebtedness (Note D)  $     0.00     $      0.00      $2,872,790.00    $ 2,872,790.00
Interest Payable                                                      181,117.52        181,117.52
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)              74,806.73      7,044,929.95       (63,994.13)    10,062,236.07
                                   ----------     -------------    -------------    --------------
Net Assets                          74,806.73      7,044,929.95       (63,994.13)    10,062,236.07
                                   ----------     -------------    -------------    --------------
Total Plan Equity &
  Liabilities                      $74,806.73     $7,044,929.95    $2,989,913.39    $13,116,143.59
                                   ==========     =============    =============    ==============




The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                December 31, 1997



                                                          STABLE            INDEXED           INDEXED             VALUE
                                          MEMBER          VALUE              BOND             EQUITY             EQUITY
ASSETS                                    LOANS           OPTION             FUND              FUND               FUND
------                                 -----------------------------------------------------------------------------------

Investment Income:
  Interest Income                       $     0.00     $ 18,053.76       $      0.00       $      0.00       $        0.00
  Short-Term Capital Gains                                                                      459.63           65,199.61
  Long-Term Capital Gains                                                                     5,284.68          219,119.49
  Dividend Reinvestment                       0.00            0.00         24,552.60          3,938.93           23,328.87
                                        ----------     -----------       -----------       -----------       -------------
  Total Investment Income                     0.00       18,053.76         24,552.60          9,683.24          307,647.97

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note F)                        0.00            0.00          6,750.79            537.97           50,298.52
                                        ----------     -----------       -----------       -----------       -------------

Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and E)                                      0.00            0.00              0.00              0.00                0.00

                                        ----------     -----------       -----------       -----------       -------------

Contributions (Note A)
  Participants                                0.00       90,626.88         52,423.00         17,937.13          259,363.52
  Valley Gas Company                          0.00            0.00             33.08            132.36               99.28
                                        ----------     -----------       -----------       -----------       -------------
  Total Contributions                         0.00       90,626.88         52,456.08         18,069.49          259,462.80
                                        ----------     -----------       -----------       -----------       -------------
Other                                         0.00        7,314.74          6,713.92           (124.00)         (60,499.63)
                                        ----------     -----------       -----------       -----------       -------------
  Total Net Additions                         0.00      115,995.38         90,473.39         28,166.70          556,909.66
                                        ----------     -----------       -----------       -----------       -------------

Withdrawals:
  Member Distributions                        0.00      (15,472.56)        (3,404.64)             0.00          (44,973.99)
  Participant Loans                      11,500.00                         (1,647.90)        (4,053.77)          (1,603.87)
  Interest Expense                            0.00
                                        ----------     -----------       -----------       -----------       -------------
    Total Deductions                     11,500.00      (15,472.56)        (5,052.54)        (4,053.77)         (46,577.86)
                                        ----------     -----------       -----------       -----------       -------------
    Net Increase(Decrease)               11,500.00      100,522.82         85,420.85         24,112.93          510,331.80

PLAN ASSETS:
  Beginning of Year
    Net Assets Beginning (Note A)             0.00      297,004.57        335,647.65              0.00        1,479,599.46
    Inter-Plan Transfers                      0.00      (45,391.13)       (32,922.97)       306,172.71          (65,505.17)
                                        ----------     -----------       -----------       -----------       -------------
  End of Year                           $11,500.00     $352,136.26       $388,145.53       $330,285.64       $1,924,426.09
                                        ==========     ===========       ===========       ===========       =============


The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                                December 31, 1997



                                               INTERNATNL              VRI                ESOP
                                                 EQUITY           EMPLOYEE & ER         SUSPENSE
                                                  FUND             STOCK FUND             FUND                TOTAL
                                               ------------------------------------------------------------------------

INVESTMENT INCOME:
  Interest Income                              $      0.00       $   22,164.04       $   14,417.57       $    54,635.37
  Short-Term Capital Gains                        2,328.38                                                    67,987.62
  Long-Term Capital Gains                         6,744.38                                                   231,148.55
  Dividend Reinvestment                           1,028.08          425,731.00          182,671.00           661,250.48
                                               -----------       -------------       -------------       --------------
  Total Investment Income                        10,100.84          447,895.04          197,088.57         1,015,022.02

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note F)                          (21,212.37)         (12,305.44)          44,245.26            68,314.73
                                               -----------       -------------       -------------       --------------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and E)                                              0.00          438,632.15         (113,174.13)          325,458.02

                                               -----------       -------------       -------------       --------------
Contributions (Note A)
  Participants                                    6,248.76          175,304.63                0.00           601,903.92
  Valley Gas Company                                 33.10          268,780.46                0.00           269,078.28
                                               -----------       -------------       -------------       --------------
  Total Contributions                             6,281.86          444,085.09                0.00           870,982.20
                                               -----------       -------------       -------------       --------------
Other                                                 0.00                0.00           (3,698.49)          (50,293.46)
                                               -----------       -------------       -------------       --------------
  Total Net Additions                            (4,829.67)       1,318,306.84          124,461.21         2,229,483.51
                                               -----------       -------------       -------------       --------------

WITHDRAWALS:
  Member Distributions                                0.00         (445,532.53)               0.00          (509,383.72)
  Participant Loans                                (694.46)          (3,500.00)                                    0.00
  Interest Expense                                                                     (395,733.56)         (395,733.56)
                                               -----------       -------------        ------------       --------------
    Total Deductions                               (694.46)        (449,032.53)        (395,733.56)         (905,117.28)
                                               -----------       -------------        ------------       --------------
    Net Increase(Decrease)                       (5,524.13)         869,274.31         (271,272.35)        1,324,366.23

PLAN ASSETS:
  Beginning of Year
    Net Assets Beginning (Note A)                     0.00        6,418,339.94        3,261,185.74        11,791,777.36
    Inter-Plan Transfers                         80,330.86         (242,684.30)               0.00                 0.00
                                               -----------       -------------       -------------       --------------
  End of Year                                  $ 74,806.73       $7,044,929.95       $2,989,913.39       $13,116,143.59
                                               ===========       =============       =============       ==============


The accompanying Notes are an integral part of these statements.

            Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 1, 1997, the Valley Resources, Inc. 401-K Employee Stock Ownership Plan (the "Plan") was formed through a merger of the Employees Savings Plan and the Union Employees Saving Plan into the Valley Gas Employee Stock Ownership Plan. The Plan was offered to all eligible employees of Valley Resources, Inc. Net assets of $4,980,043 were transferred into the Plan from the terminated plans.

The financial statements of the Plan, have been prepared in accordance with generally accepted accounting principles as applied to Employee Benefit Plans. The following description of The Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
-------

The plan is a defined contribution plan covering all employees of Valley Resources, Inc. who satisfy the eligibility requirements.

Contributions - Employee
------------------------

A member may authorize a Basic Employee Contribution from 1% to the maximum amount permitted under the CODE, subject to the Compensation Deferral Limit, if applicable.

Contributions - Employer Matches
--------------------------------

For each Plan Year, the Employer shall contribute to the Trust Fund an amount equal to fifty percent (50%) of Compensation Deferral Contributions up to four percent (4%) of Compensation as shall be determined by such Employer in its discretion and communicated to Employees prior to the beginning of such Plan Year. If the Plan acquires common stock of the Company with the proceeds of an Employer Securities Acquisition Loan, the Employer's obligation to make Matching Contributions with respect to Compensation Deferral Contributions invested in the Employer Stock Fund may be satisfied by crediting a Participant's Employer Account with Employer Securities equal in value to the Participant's Compensation Deferral Contributions.

Contributions - Discretionary ESOP
----------------------------------

The Employer may make discretionary contributions to the Trust Fund for each respective Plan year such amount as its Board of Directors shall determine; provided however, that such contribution for any year shall not exceed the greater of (i) fifteen percent (15%) of the aggregate compensation paid or accrued in such year to all Participants, or (ii) the maximum amount deductible from the Employer's income for such year under Section 404 of the Code. The Employer shall not have any obligation to make any contribution to the Plan with respect to any year for which the Board of Directors determines that it would not be in the Employer's best interest to contribute.

If the Plan borrows money to acquire Employer Securities, the Employer shall contribute cash to the Plan at such times and such amounts as are necessary to enable the Plan to meet its obligations under any such loan; provided, however, that if dividends are paid on the Employer Securities, such dividends shall also be applied to such payments.

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997


Participant Accounts
--------------------

A separate Account for each Participant shall be established in the Trust Fund consisting of the following subaccounts:

          (i) "Compensation Deferral Contribution Account" -- the portion of the total Account attributable to Compensation Deferral Contributions.

         (ii) "Matching Contribution Account" -- the portion of the Total Account attributable to Matching Contributions, if any.

        (iii) "Employer Contribution Account" -- the portion of the Total Account attributable to Employer Contributions, if any.

         (iv) "Rollover Account" -- the portion of the Total Account attributable to Rollover Contributions, if any.


Vesting
-------

Each Participant shall be fully vested in his Compensation Deferral Contribution Account and Rollover Account and any investment growth thereon at all times. Each Participant who was a participant in the Valley Gas Employee Stock Ownership Plan on December 31, 1996 shall be fully vested in the amount in his Employer Contribution Account. A Participant shall have a nonforfeitable and vested right to a percentage of the value of his Matching Contribution Account and Employer Contribution Account (collectively the "Employer Accounts") on and after the Effective Date determined in accordance with the following schedule:


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

A member will become fully vested in the Company's matching contribution as a result of disability, death or retirement.

Participant Loans Receivable
----------------------------

An eligible Participant may apply for a loan under hardship conditions in accordance with Internal Revenue Services rules and regulations and in accordance with procedures established by the Plan Administrator. The amount of a loan (when added to the Participant's outstanding indebtedness to the Plan, if any) may not exceed the lesser of (A) Fifty Thousand Dollars ($50,000) reduced by the excess (if any) of the Participant's highest outstanding balance of loans from the Plan during the twelve (12) month period ending on the day before the date on which the loan was made over the Participant's outstanding loan balance on the date of the loan, or (B) fifty percent (50%) of his vested Total Account.

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997


Interest on any loan shall be a rate commercially reasonable at the time the loan is made. The interest rate shall remain unchanged for the duration of the loan. A loan shall be secured by the Participant's vested Account. A loan shall only be made in situations of financial need, as determined by the Plan Administrator.

In applying for a loan, the Participant shall agree to repay the loan plus interest over a period not to exceed five (5) years, except that for a loan used to acquire any dwelling to be used within a reasonable time from the date of the loan as a principal residence of the Participant, the term of the loan may not exceed twenty (20) years.

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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997


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

Effective Date:            January 1, 1997.

Plan Year:                 January 1 through December 31.

Valuation Date:            The Trustee will value the Fund on the last day of
                           each quarter of each Plan year.

Plan Administrator:        Valley Resources, Inc. is the Plan's Administrator
                           and will determine the benefits payable.

Basis of Accounting:       The financial statements of the Plan are prepared
                           under the accrual method of accounting.

Eligibility:               Employees are eligible for membership quarterly on
                           either January 1, Apri1 1, July 1 or October 1 of each Plan year following the date on which they have attained the age of 21 and completion of one year of service.

Normal Retirement
Date:                      The normal retirement age or date will be a member's
                           65th birthday.

Forfeitures:               A member who terminates his employment prior to
                           becoming eligible for benefits and does not have a 100% vested right to Employer contributions forfeits the amounts not vested.

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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997


NOTE C - INVESTMENTS

Investments

Investments are comprised of the following funding options available to participants of the Plan:

I.    Stable Value Option

      The Stable Value Option (the "Option") is not a mutual fund. The Option seeks to provide a low risk, stable investment offering competitive yields. The Option is vested in the New York Life Anchor Account. The Option may also invest in cash and cash equivalents from time to time, for liquidity purposes only. The rate you receive, which is subject to change daily, is a blend of the rates of the Option's investments. The New York Life Anchor Account guarantees principal and accumulated interest. The guarantee is provided by New York Life Insurance Company. While the Option's primary objective is to maintain a stable value, the Option is not guaranteed by the FDIC or the federal government.

II.   MainStay Institutional Indexed Bond Fund (Institutional Class)

      The MainStay Institutional Indexed Bond Fund is an income mutual fund. The Fund seeks to provide investment results that correspond to the total return performance of fixed income securities in the aggregate, as measured by the Salomon Brothers Broad Investment Grade Bond Index. The Fund invests in a diversified portfolio of investment grade corporate and U.S. Government bonds, mortgage-backed securities, and asset-backed securities. These securities may have fixed, variable, or floating rates of interest. Bond values are affected by interest rates and by the credit quality of the issuer.

III.  MainStay Institutional Indexed Equity Fund (Institutional Class)

      The MainStay Institutional Indexed Equity Fund is a growth and income mutual fund. The Fund seeks to provide investment performance (reflecting reinvestment of dividends) that corresponds to the total return performance of common stocks in the aggregate, as represented by the Standard & Poor's Composite Index of 500 Stocks (S&P 500). The Fund seeks to mirror the performance of the S&P 500 by investing in all of the stocks included in the S&P 500 in the same proportion as their representation in the index. Stock values fluctuate based on individual company activities and on an overall market and economic factors.

IV.   MainStay Institutional Value Equity Fund (Institutional Class)

      The MainStay Institutional Value Equity Fund is a growth and income mutual fund. The Fund seeks maximum long-term total return from a combination of capital growth and income. The Fund is not designed or managed primarily to produce current income. The Fund invests in common stocks which are, in the opinion of the Fund's Adviser, undervalued at the time of purchase. The Fund intends to invest in securities it believes to be undervalued relative to comparable securities based on certain statistical measures, such as market price to book value and cash flows. Stock values fluctuate based on individual company activities and on overall market and economic factors.

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997



V.    Warburg Pincus International Equity Fund

      The Warburg Pincus International Equity Fund is an international equity mutual fund. The Fund seeks long-term capital appreciation. The Fund invests in a broadly diversified portfolio of common stocks of companies whose principal business activities and interests are judged by the Fund's investment manager to be outside the United States. The Fund will ordinarily be invested in at least three countries other than the U.S.

VI.   Valley Resources Employee Stock Fund

      The Valley Resources Employee Stock Fund is not a mutual fund. The Fund is invested primarily in shares of common stock of Valley Resources, Inc. ("Valley Resources Common Stock"). The Fund will also invest a portion of its assets in cash and cash equivalents for liquidity purposes only.


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

NOTE C - INVESTMENTS - Continued

      The number of participants in each fund was as follows:



                                                            December 31, 1997
                                                            -----------------

      MainStay Stable Value                                        46
      MainStay Institutional Indexed Bond Fund                     78
      MainStay Institutional Indexed Equity Fund                   38
      MainStay Institutional Value Equity Fund                    152
      Warburg Pincus International Fund                            26
      Valley Resources, Inc. Employee Stock Fund                  134


The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997


NOTE D - ACQUISITION INDEBTEDNESS

The Plan may direct the Trustee to incur acquisition loans to finance the acquisition of Valley Resources, Inc. securities or to repay a prior acquisition loan. If the Plan borrows money, the loan and any related interest shall be paid first from interest and dividends received from unallocated assets and secondly from additional cash contributions from the Company. At August 31, 1997, the Plan had outstanding borrowings of $2,872,790 from Valley Resources, Inc. that were used to finance the acquisition of Valley Resources, Inc. securities. These borrowings are directly related to bank-financed line credit held by Valley Resources, Inc. which has been refinanced and is due March 31, 2007. The Plan is responsible for repayment of principal and interest at a fixed rate which is the Cost of Funds Rate plus three quarter percent per annum. Unallocated assets have been pledged as collateral against accquisition indebtedness. The borrowings mature as follows: year end March 31, 1998 through March 31, 2006, $150,000 per year with a final installment March 31, 2007, $1,792,200.

Shares released from unallocated to allocated status are based upon a ratio of interest and principal paid in the current year over interest and principal paid plus amounts to be paid in the future or in proportion to principal payments on such loan if the Acquisition loan allows for annual payments that are not less rapid at any time than level annual payments of such amounts for ten years.


NOTE E - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS



                                  VRI              ESOP
                             EMPLOYEE & ER       SUSPENSE
                              STOCK FUND           FUND              TOTAL
                             ------------------------------------------------
Balance at Dec. 31, 1996       $      0.00      $       0.00      $      0.00
Change for the year 1997        438,632.15       (113,174.13)      325,458.02
                              ------------      ------------      -----------

Balance at Dec. 31, 1997       $438,632.15      $(113,174.13)     $325,458.02
                               ===========      ============      ===========


           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                                December 31, 1997


NOTE F - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS


                                                      YEAR ENDED DECEMBER 31, 1997
                          ------------------------------------------------------------------------------------------------

                            INDEXED      INDEXED       VALUE        INTERNATNL        VRI          ESOP
                             BOND        EQUITY        EQUITY         EQUITY     EMPLOYEE & ER   SUSPENSE
                             FUND         FUND          FUND           FUND       STOCK FUND       FUND          TOTAL
                          ------------------------------------------------------------------------------------------------
Amount Realized           $517,097.34  $349,860.85  $2,130,563.97  $ 78,499.51   $751,161.50    $261,942.00  $4,089,125.17
Cost at Carrying Value     510,346.55   349,322.88   2,080,265.45    99,711.88    763,466.94     217,696.74   4,020,810.44
                          -----------  -----------  -------------  -----------   -----------    -----------  -------------
Net Realized Gain (Loss)  $  6,750.79  $    537.97  $   50,298.52  $(21,212.37)  $(12,305.44)   $ 44,245.26  $   68,314.73
                          ===========  ===========  =============  ===========   ===========    ===========  =============




NOTE G - TAX STATUS OF PLAN

The Company has applied to the Internal Revenue Service for a determination letter. The Company believes that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC).

NOTE H - TRANSFER OF PLAN ASSETS

On December 31, 1997, the Plan Administrator directed the sale of all plan assets to be transferred via wire to the Wilmington Trust Company. Prior to the transfer, these investments were converted to cash. These funds were all received by Wilmington Trust Company on January 1, 1997. This transfer was made as a result of a change in custodianship of assets. All assets were placed into like/kind funds.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VALLEY RESOURCES 401-K EMPLOYEE STOCK
                                     OWNERSHIP PLAN



                                     S/K. W. Hogan
                                     -----------------------------------------
                                     K. W. Hogan
                                     Senior Vice President, CFO and Secretary





April 30, 1998

                                                                    Exhibit 24d
                                                                    -----------







               Consent of Independent Certified Public Accountants
               ---------------------------------------------------


     We have issued our report dated April 29, 1998, accompanying the financial statements of Valley Resources, Inc. 401(k)Employee Stock Ownership Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the Valley Resources, Inc. 401(k) Employee Stock Ownership Plan Registration Statement on Form S-8/S-3 (File No. 33-19259).


                                                          S/Grant Thornton LLP
                                                            GRANT THORNTON LLP





Boston, Massachusetts
April 29, 1998