Form 10-Q
period 1998-05-31
VALLEY RESOURCES INC /RI/
filed 1998-07-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________to ____________

                          Commission File number 1-7924


                             VALLEY RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                Rhode Island                            05-0384723
      (State or other jurisdiction                  (I.R.S.  Employer
     incorporation or organization)                 Identification No.)

           1595 Mendon Road                               02864
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                               Outstanding at
     Class of Common Stock                                      May 31, 1998
     ---------------------                                      ------------

         1 Par Value                                               4,978,247

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                  MAY 31, 1998

                                                                      Page of
                                                                     Form 10-Q

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Income--for
              the three and nine months ended May 31, 1998
              and 1997................................................     3

              Consolidated Condensed Balance Sheets--May 31,
              1998 and August 31, 1997................................ 4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the nine months ended May 31, 1998 and 1997.............     6

              Notes to Consolidated Condensed Financial Statements....     7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     8

Item 6(a)     Exhibits................................................    10


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K........................    11

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(Unaudited)

                                        3 Months Ended        9 Months Ended
                                      May 31,    May 31,    May 31,     May 31,
                                       1998       1997       1998       1997
                               (in thousands except share and per share numbers)
Operating Revenues:
Utility Gas Revenues                $  17,207  $  21,289  $  52,120  $  57,412
Nonutility Revenues                     5,380      4,992     16,719     16,141
                                    ---------  ---------  ---------  ---------
         Total                         22,587     26,281     68,839     73,553
                                    ---------  ---------  ---------  ---------

Operating Expenses:
   Cost of Gas Sold                     8,726     12,568     28,008     33,146
   Cost of Sales - Nonutility           3,786      3,414     11,613     11,134
   Operations                           4,309      4,405     13,842     13,659
   Maintenance                            431        426      1,246      1,253
   Depreciation and Amortization          826        778      2,476      2,333
   Taxes - Other Than Federal Income    1,120      1,176      3,340      3,400
         - Federal Income                 870        847      1,938      1,969
                                    ---------  ---------  ---------  ---------
         Total                         20,068     23,614     62,463     66,894
                                    ---------  ---------  ---------  ---------
Operating Income                        2,519      2,667      6,376      6,659
Other Income - Net of Tax                  36        111        158        268
                                    ---------  ---------  ---------  ---------
Total Income                            2,555      2,778      6,534      6,927
                                    ---------  ---------  ---------  ---------
Interest Charges:
   Long-Term Debt                         629        492      1,862      1,457
   Other                                   97        330        373      1,026
                                    ---------  ---------  ---------  ---------
             Total                        726        822      2,235      2,483
                                    ---------  ---------  ---------  ---------
Net Income                          $   1,829  $   1,956  $   4,299  $   4,444
                                    =========  =========  =========  =========
Average Number of Common
Shares Outstanding                  4,976,848  4,264,660  4,962,375  4,262,679

Basic Earnings Per Average Common
  Share Outstanding                     $0.37      $0.46      $0.87      $1.04

Dividends Declared on Common Stock    $0.1875     $0.185    $0.5575      $0.55




The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets


                                                        (Unaudited)
                                                          May 31,       Aug. 31,
                                                           1998           1997
                                                         --------       --------
                                                             (in thousands)
ASSETS
Utility Plant - Net                                      $ 50,936       $50,447
                                                         --------       -------
Leased Property - Net                                       1,901         2,377
                                                         --------       -------
Nonutility Property-Net                                     4,090         3,712
                                                         --------       -------
Other Investments                                           1,615         1,592
                                                         --------       -------
Current Assets:
  Cash                                                      2,707           820
  Accounts Receivable - Net                                12,414        11,183
  Deferred Unbilled Gas Costs                                 525           440
  Fuel and Other Inventories (Note 3)                       4,866         6,120
  Prepayments                                                 592         1,290
  Common Stock held for Dividend Reinvestment-amounting
    to 14,781 and 31,179 shares respectively (Note 4)         180           352
                                                         --------       -------
           Total                                           21,284        20,205
                                                         --------       -------
Deferred Debits:
   Recoverable Postretirement Benefits                        289           462
   Recoverable Vacations Accrued                              827           596
   Unamortized Debt Discount and Expense                    1,729         1,745
   Prepaid Pensions                                         8,392         7,095
   Recoverable Deferred FIT                                 6,034         6,044
   Recoverable Transition Obligation                          373           373
   Other                                                    3,058         3,049
                                                         --------       -------
                                                           20,702        19,364
                                                         --------       -------
Total                                                    $100,528       $97,697
                                                         ========       =======


The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                     (Unaudited)
                                                       May 31,          Aug. 31,
                                                        1998              1997
                                                      ---------         --------
                                                            (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
  Common Stock                                       $  4,993           $ 4,900
  Paid In Capital                                      24,819            24,035
  Retained Earnings                                     9,792             8,279
  Less: Accounts Receivable from ESOP                  (2,813)           (2,907)
                                                     --------           -------
          Total Common Stock Equity                    36,791            34,307
                                                     --------           -------
Long-Term Debt (Less Current Maturities):
  8% First Mortgage Bonds, Series Due 2022             20,039            20,090
  7.7% Debentures, Due 2027                             7,000             7,000
  9% Notes Payable, Due 1999                            2,139             2,139
  Notes Payable                                         2,636             2,757
                                                     --------           -------
          Total Long-Term Debt                         31,814            31,986
                                                     --------           -------
                 Total Capitalization                  68,605            66,293
                                                     --------           -------
Revolving Credit Arrangement                            2,400             2,300
                                                     --------           -------
Obligation Under Capital Lease                          1,256             1,541
                                                     --------           -------
Current Liabilities:
  Current Maturities of Long-Term Debt                    150               150
  Obligation Under Capital Lease                          645               836
  Notes Payable                                           -0-             1,900
  Accounts Payable                                      4,375             4,298
  Security Deposits & Refund Obligations                  991             1,035
  Taxes Accrued                                         2,260               362
  Deferred Fuel Costs                                     658               793
  Accrued Interest                                      1,032               541
  Other                                                   927               697
                                                     --------           -------
          Total                                        11,038            10,612
                                                     --------           -------
Deferred Credits                                        5,005             5,130
                                                     --------           -------
Deferred Federal Income Taxes                          12,224            11,821
                                                     --------           -------
                                                     $100,528           $97,697
                                                     ========           =======

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                               For the 9 Months
                                                                    Ended
                                                               May 31,   May 31,
                                                                1998      1997
                                                               -------   -------
                                                                (in thousands)
Cash Flows from Operating Activities:
  Net Income                                                  $ 4,299   $ 4,444
  Adjustments to Reconcile Net Income to Net Cash provided by
  Operating Activities:
    Depreciation and Amortization                               2,476     2,333
    Provision for Uncollectibles                                1,553     1,159
    Deferred Federal Income Taxes                                 404       108
    Amortization of ITC                                           (36)      -0-
  Change in Assets and Liabilities:
    Accounts Receivable                                        (2,783)   (6,011)
    Deferred Fuel Costs                                          (135)    2,131
    Unbilled Gas Costs                                            (85)      (57)
    Fuel and Other Inventories                                  1,254     1,950
    Other Current Assets                                         (427)      103
    Accounts Payable, Accrued Expenses and Current Liabilities  1,931     1,590
    Other - Net                                                   685       809
                                                              -------   -------
          Net Cash Provided by Operating Activities             9,136     8,559
                                                              -------   -------
Cash Flows from Investing Activities:
  Utility Capital Expenditures                                 (2,519)   (2,457)
  Nonutility Capital Expenditures                                (825)     (530)
  Other Investments                                               (24)      (67)
                                                              -------   -------
          Net Cash Used in Investing Activities                (3,368)   (3,054)
                                                              -------   -------
Cash Flows from Financing Activities:
  Dividends Paid                                               (2,786)   (2,344)
  Capital Stock Transactions                                      877       (45)
  Issuance of Long Term Debt                                      100       100
  Retirement of Long-Term Debt                                   (172)      (82)
  Decrease in Notes Payable                                    (1,900)   (2,900)
                                                              -------   -------
          Net Cash Used in Financing Activities                (3,881)   (5,271)
                                                              -------   -------

Net Increase in Cash                                            1,887       234
Cash - Beginning                                                  820       507
                                                              -------   -------
Cash - Ending                                                 $ 2,707   $   741
                                                              =======   =======

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                  $ 1,744   $ 2,092
                                                              =======   =======
    Federal Income Taxes                                      $   -0-   $   386
                                                              =======   =======
  Capital Lease Obligations Incurred                          $   224   $   314
                                                              =======   =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     The Corporation computes basic earnings per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position as of May 31, 1998 the results of operations for the three and nine months ended May 31, 1998 and 1997 and Statements of Cash Flows for the nine months ended May 31, 1998 and 1997.

     The results of operations for the three- and nine-month periods ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

Inventories - Fuel and Other Inventories:
              (in Thousands)

                                                        (Unaudited)
                                                          May 31,     August 31,
                                                            1998         1997
                                                        -----------   ----------
  Fuels (at average cost)                                 $2,465        $3,809
  Merchandise and Other (at average cost)                  1,189         1,253
  Merchandise (at LIFO)                                    1,212         1,058
                                                          ------        ------
                                                          $4,866        $6,120
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

                                PART I - ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended May 31, 1998 versus 1997

     Utility gas revenues for the three months ended May 31, 1998, the third fiscal quarter, totaled $17,207,000, a decrease of 19.2 percent from the same period in fiscal 1997. The revenue decrease resulted from a decline in base revenues, lower collections through the PGPA and lower seasonal revenues, offset slightly by an increase in transportation revenues. Warmer weather and the transfer of sales customers to transportation are responsible for a 10.5 percent decrease in revenues generated from regulated base tariffs when compared to the same quarter last year. The majority of the PGPA decline was due to the lower cost of gas the Utilities recovered from customers when compared to last year. Revenues generated from the PGPA rate do not impact the profitability of the company. Seasonal revenues are dependent on the availability of natural gas supplies and the price of alternate fuels.

     Total firm gas throughput, firm gas sales and firm transportation, during the third fiscal quarter totaled 2,267,200 Mcf, a decrease of 9.0 percent from the prior year third quarter. The decrease in gas throughput is the result of a decline in usage by all categories of firm gas sales. Weather during the third quarter, as measured by degree days, was 14.6 percent warmer than the same period last year. The weather during the third fiscal quarter does not have the same impact on gas sales as the second fiscal quarter, the winter period.

     Valley Gas transports natural gas owned by customers on both an interruptible and firm basis if delivered to Valley Gas's gate station. Transportation revenues for the quarter increased $75,300 over the same period in fiscal 1997 due to the transfer of firm sales customers to firm transportation. The firm transportation tariffs, which became effective during the first fiscal quarter of 1998, generate approximately the same margin as firm gas sales tariffs. From a margin perspective, this makes the Utilities indifferent to whether a customer buys gas or just transports it.

     Nonutility revenues totaled $5,380,000 for the three months ended May 31, 1998, an increase of 7.8 percent over the third quarter in fiscal 1997. During the third quarter, increased wholesale and AEC sales were responsible for the improvement over the prior fiscal year. Wholesale operations continued to improve due to the expansion of an existing product line. AEC revenues increased as a result of natural gas vehicle conversions. Retail merchandise sales were impacted by the warm weather as it experienced declines of heating equipment sales in the replacement market. Propane revenues decreased also due to warm weather impact on volumes of propane sold. However, propane margins remained strong as a result of pricing strategies developed in fiscal 1997.

     The primary contributor to the decrease in operating expenses during the third fiscal quarter was a 30.6 percent decrease in the cost of gas sold. The average cost of gas distributed to firm customers during the quarter was $3.92 per Mcf for the three months ended May 31, 1998 versus $3.38 per Mcf during the third quarter of fiscal 1997. Changes in gas costs, both increases and decreases, are recovered from customers through the PGPA in subsequent periods. The increase in nonutility sales is responsible for the 10.9 percent increase in cost of sales. Other operation and maintenance expenses remained flat when compared to the prior fiscal year.

     Other income decreased $74,600 for the quarter compared to the same quarter last year. The decrease is the result of a decline in interest associated with the PGPA and a decline in income associated with other investments.

     For the three months ended May 31, 1998, interest expense decreased 11.6 percent from the same quarter last year. A reduction in short-term borrowings continues to be responsible for the decrease in interest expense. Interest expense for the third fiscal quarter of 1998 continues to be positively impacted by the corporate refinancing and equity offering completed at the end of fiscal 1997.

For the nine months ended May 31, 1998 versus 1997

     For the nine months ended May 31, 1998, utility gas revenues were $52,120,200, a decrease of 9.2 percent from the same period in fiscal 1997. A decrease in base revenues generated from firm gas sales customers, a decline in the collections through the PGPA, and lower seasonal revenues, offset slightly by an increase in transportation revenues, were responsible for the revenue decrease.

     Base revenues generated from the regulated tariffs declined 4.8 percent as a result of decreased natural gas sales resulting from warmer than normal weather. PGPA revenues decreased $1,902,300 over the prior year's nine month period due to decreased firm gas sales and a reduction in the PGPA rate charged to customers.

     Decreased demand for natural gas from customers with alternate fuel capabilities produced a decrease of 43 percent in seasonal revenues versus 1997. Sales to seasonal customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from seasonal sales are returned to firm customers through the PGPA and do not impact the profitability of the company.

     Firm gas throughput to sales and transportation customers decreased 3.0 percent from the prior year from the affect of warmer than normal weather which was slightly offset by an increase in customers. Weather, as measured by degree days, was 5.2 percent warmer than the prior nine month period and 12.3 percent warmer than normal for the nine months ended May 31. At May 31, 1998 there were 62,684 utility customers versus 62,181 at May 31, 1997.

     Transportation revenues for the nine month period increased $168,900 over the same period in fiscal 1997. The increase in transportation revenues continues to be the result of large commercial and industrial customers choosing their own natural gas supplier under the Utilities firm transportation tariff.

     Nonutility revenues for the nine months ended May 31, 1998 totaled $16,719,000 an increase of 3.6 percent over fiscal 1997. The increase in nonutility revenues was the result of increases in retail and wholesale merchandise sales, offset by revenue declines from propane and AEC operations. Conversions from electric heating, sales in the commercial markets and increases in the wholesale operation contributed to the increased revenues. Propane revenues for the nine month period decreased from the prior year period, as a result of weather despite increased gallons sold. The propane operations benefited by offering customers fixed price contracts which generated the increased gallons sold.

     Operating expenses for the 1998 nine month period were primarily impacted by decreases in the cost of gas sold when compared to the prior year. The cost of gas sold decreased when compared to the same period last year as a result of a decline in natural gas and peak shave usage during the warmer winter. The average cost of gas distributed to firm customers was $3.90 per Mcf for the nine months ended May 31, 1998 compared to $3.98 per Mcf in the prior year period. Nonutility cost of sales increased 4.3 percent which is directly attributable to the increase in nonutility revenues.

     Other income decreased $110,900 for the nine month period when compared to last year. The decrease is the result of a decline in interest associated with the PGPA and a decline in income associated with other investments.

     Interest expense decreased 10.0 percent for the nine month period. The primary contributor to the decrease was a decline in short-term borrowings offset slightly by increased long-term debt resulting from the debt and equity offering which was completed at the end of the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

     During the third fiscal quarter the liquidity position of the Corporation improved over the second quarter as a result of the collection of accounts receivable and the timing of tax payments . Management believes the available financing arrangements are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at May 31, 1998, were $37,000,000.

     Cash flows were favorably impacted during the third quarter due to the collection of accounts receivable from winter heating sales. Sales during the third quarter were less than anticipated due to warmer than normal weather which negatively impacted liquidity. Additionally, the warmer weather resulted in the holding of supplemental fuel inventories which were anticipated to be sold.

     On September 24, 1997, Valley Resources issued 93,000 additional shares of common stock in fulfillment of the over-allotment option exercised in connection with the August 1997 offering. This common stock issuance favorably impacted liquidity.

     Construction expenditures increased during the third fiscal quarter, as planned, due to more favorable weather, thereby adversely affecting liquidity.

     The liquidity position of the Corporation will be seasonally affected during the fourth quarter when gas inventories are replenished for use during winter months and revenues decline as a result of the lack of heat-sensitive sales in the utility companies.

     Planned cash expenditures on the construction program will increase during the fourth fiscal quarter and will also negatively impact cash flow.


                               PART I - ITEM 6(a)

Item 6(a) - Exhibits
--------------------

27.  Financial Data Schedule (in electronic format only)



                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The Company did not file a Form 8-K.

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


July 14, 1998