Form 10-K
period 1998-08-31
VALLEY RESOURCES INC /RI/
filed 1998-11-25
CIK 102710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 1998

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
     Title of Each Class                                   on Which Registered
     -------------------                                 -----------------------

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
                                              ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [__]

     The aggregate market value of the common stock held by non-affiliates, computed on the basis of $12.625 per share (the closing price of such stock on October 20, 1998 on the American Stock Exchange) was $61,645,198.50.

     As of October 20, 1998 there were 4,993,028 shares of Valley Resources, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Certified Public Accountants, Management's Discussion and Analysis, Summary of Consolidated Operations, Dividends, and Market Data appearing on pages 1 and 4 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1998 are incorporated by reference in Parts I, II and IV.

     Portions of the Proxy Statement dated November 3, 1998 as filed with the Securities and Exchange Commission are incorporated by reference in Part III.

                                     PART I

Item 1  Business
        --------

     The Corporation is a holding company organized in 1979 and incorporated in the State of Rhode Island. The Corporation has five wholly-owned active subsidiaries: Valley Gas Company ("Valley Gas") and Bristol & Warren Gas Company ("Bristol & Warren" and collectively with Valley Gas, the "Utilities")--regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO")--a merchandising and appliance rental company; Valley Propane, Inc. ("Valley Propane")--a wholesale and retail propane company; and Morris Merchants, Inc., d/b/a the Walter Morris Company ("Morris Merchants")--a wholesale distributor of franchised lines in plumbing and heating contractor supply and other energy-related business. The Corporation also has an 80% interest in Alternate Energy Corporation ("AEC") which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI fuel cell, holds a patent for a natural gas/diesel co-firing system and has a patent pending for a device to control the flow of fuel on dual-fuel equipment.

Strategy
--------

     The Corporation considers itself an integrated diversified energy company. It plans to continue its diversification efforts, primarily through internal growth of existing subsidiaries. Existing businesses continue to focus on the expansion of their activities to acquire additional market share. If attractive opportunities become available, diversification efforts would also include the acquisition of new businesses. The Corporation has no present understandings, commitments or agreements with respect to any acquisition.

Utility Operations
------------------

Gas Sales and Transportation

     The Corporation's utility operations are conducted through the Utilities, which had an average of 62,910 customers during the fiscal year ended August 31, 1998, of which approximately 91% were residential and 9% were commercial and industrial. For the fiscal year ended August 31, 1998, 52% of gas sales were to residential customers and 48% were to commercial and industrial customers.

     The Utilities provide natural gas service to residential, commercial and industrial customers and transportation services to industrial customers. Valley Gas' service territory is approximately 92 square miles located in the Blackstone Valley region in northeastern Rhode Island with a population of approximately 250,000. Bristol & Warren's service territory is approximately 15 square miles in eastern Rhode Island with a population of approximately 35,000. Since November 1995, the Utilities have operated under a single rate structure.

     The following table shows the distribution of gas sold and transported during the years since fiscal 1994 in millions of cubic feet ("MMcf"):

                                            For the Fiscal Year Ended August 31,
                                    1998      1997      1996      1995      1994
                                    ----      ----      ----      ----      ----
Residential ....................   4,225     4,393     4,612     4,078     4,517
Commercial .....................   2,060     2,161     2,252     1,953     2,078
Industrial-firm ................   1,133     1,440     1,391     1,338     1,299
Industrial-seasonal ............     648     1,110     1,047     1,298       996
Transportation-firm ............     346       -0-       -0-       -0-       -0-
Transportation-seasonal ........   4,895     5,043     3,273     4,419     3,624
                                  ------    ------    ------    ------    ------
  TOTAL ........................  13,307    14,147    12,575    13,086    12,514
                                  ======    ======    ======    ======    ======

     Firm customers of the Utilities use gas for cooking, heating, water heating, drying and commercial/industrial processing. Certain industrial customers use additional gas in the summer months, when it is available at lower prices. These customers are subject to having their service interrupted at the discretion of the Utilities with very little notice. This use is classified as seasonal use. As discussed below, the margin on seasonal use is passed through the Purchased Gas Price Adjustment ("PGPA") to lower the cost of gas to all categories of firm customers. Bristol & Warren retained the margin on seasonal sales prior to November 1995.

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

     The Utilities' sales tariffs include a PGPA which allows an adjustment of rates charged to customers in order to recover all changes in gas costs from stipulated base gas costs. The PGPA provides for an annual reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts collected as compared to costs incurred is deferred and either reduces the PGPA or is billed to customers over subsequent periods. The PGPA does not impact operating income as it effectuates a dollar for dollar recovery of gas costs. All margins from interruptible customers are returned to firm customers through the workings of the PGPA.

     Utility revenues include a surcharge on firm gas throughput to collect a portion of the costs to fund postretirement medical and life insurance benefits above the pay-as-you-go costs included in base tariffs. The surcharge was authorized by the RIPUC in a generic rate proceeding and is being phased in over a ten-year period which commenced September 1, 1993. Effective November 1995, the current year funding of postretirement medical and life insurance benefits is included in base tariffs. In September 1996, the RIPUC authorized the funding shortages from the first two years of the phase-in to be recovered through a surcharge over the next three fiscal years.

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

     Valley Gas and Bristol & Warren together have 24,402 dekatherms per day ("Dth/day") of year-round firm supply under long-term contracts with four domestic and two Canadian suppliers. Of these contracts, 22,335 of the contracted Dth/day will expire in the next four years; 7,035 Dth/day are due to expire November 1, 1999 and 15,300 Dth/day are due to expire on June 30, 2002. All of the Utilities' gas supply contracts are spot-indexed based. The Utilities have flexible take requirements, with only 1,973 dekatherms categorized as "baseload" supply which must be taken every day, under a contract that expires in 1999.

     Winter-Only Firm Supply - The Utilities are well-positioned with respect to winter-only firm supply in that their actual and prospective long-term contracts are with major participants in this market, and contract prices are at competitively favorable terms.

     Liquefied Natural Gas ("LNG") - Valley Gas is entitled to 5,300 Dth/day of firm supply from Distrigas, which re-vaporizes LNG at its Everett, Massachusetts facility for delivery during the winter months to Valley Gas by Tennessee Gas Pipeline or to Bristol & Warren via Algonquin Gas Transmission. As an option, Valley Gas may take this gas in its liquefied state for transportation by truck to and storage at Valley Gas' on-site LNG tank. A further option allows Valley Gas to increase its maximum daily quantity from 5,300 to 7,550 dekatherms. There are no minimum takes, and the contract runs through October 31, 2005.

     Maritimes & Northeast Pipeline - Subject to approval by the Federal Energy Regulatory Commission and subsequent construction of the proposed Maritimes & Northeast Pipeline from Sable Island, Canada into a Massachusetts interconnect with Tennessee Gas Pipeline, Valley Gas will be entitled to firm winter delivery of 5,000 Dth/day to its city gate. There are no minimum takes. This 10-year contract is scheduled to go into effect November 1, 1999.

     Pawtucket Power Co-Generation Plant - Valley Gas is entitled under long-term contract to utilize up to 540 dekatherms per hour, with a maximum annual quantity of 333,000 dekatherms, of natural gas used by Pawtucket Power in its generation of electricity and steam. This firm gas supply originates in Alberta, Canada.

     Underground Storage - The Utilities have 1,544,258 dekatherms of underground storage capacity with Tennessee Gas Pipeline, Texas Eastern Gas Transmission, CNG Transmission and National Fuel Gas Supply Corporation, with a total maximum daily withdrawal quantity of 20,589 dekatherms. Underground storage gas is injected during the non-winter months by the Utilities into fields located in Pennsylvania and New York, for subsequent withdrawal during the winter when customer demand is greatest.

     Interstate Pipeline Capacity - The Utilities utilize firm pipeline capacity for two basic purposes: 1) daily transportation of firm and spot market gas supply throughout the year from the Gulf Coast to their city gates, and 2) winter-only transportation of underground storage gas to their city gates.

     Gas Supply Pipeline Capacity - Total year-round firm capacity is 24,912 Dth/day. Of this total, 86% expires by November 1, 2000.

     Storage  Pipeline  Capacity  -  The  Utilities'   storage-related  pipeline
capacity totals 12,738 Dth/day. About 85% of this capacity expires November 1, 2000, and the remainder extends through 2012.

     On-Site LNG and Propane Storage - In addition to the gas delivered by the interstate pipeline, the Utilities have on-site storage facilities for liquid propane gas ("LPG"), with Valley Gas having about 857,000 gallons and Bristol & Warren having about 117,000 gallons of LPG storage. Valley Gas also has on-site storage facilities for 968,320 gallons (about 85,000 dekatherms) of LNG. Both LPG and LNG are vaporized into the Utilities', distribution systems during periods of peak demand, and utilized as backup in the event of failure of an upstream pipeline to deliver needed gas supplies.

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

     The distribution company unbundling process will add competition from a new source-- natural gas suppliers. The Utilities have received approval from the RIPUC for transportation rates which allow large commercial and industrial customers the choice to purchase gas from the Utilities or from natural gas marketers; gas purchased by users within the Utilities' territories is transported to the users by the Utilities. Since the Utilities' profits are derived from distribution of natural gas and not natural gas sales, this process is not expected to significantly impact the profitability of the Utilities.

Gas Distribution System

     Valley Gas' distribution system consists of approximately 900 miles of gas mains and service lines. Bristol & Warren's gas distribution system consists of approximately 100 miles of gas mains and service lines. The aggregate maximum daily quantity of gas that may be distributed through the Utilities from their own facilities and under existing supply and transportation contracts is approximately 100 MMcf, and the maximum daily gas sendouts for all sales customers of the Utilities during the last five fiscal years were 70 MMcf in 1998, 73 MMcf in 1997, 71 MMcf in 1996, 66 MMcf in 1995, and 77 MMcf in 1994.

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

Propane Operations
------------------

     The propane operations are conducted through Valley Propane, which sells, at retail, liquid propane gas to residential and commercial customers in Rhode Island and nearby Massachusetts. At August 31, 1998, Valley Propane had 2,494 customers. Valley Propane also supplies propane to holding customers of the Utilities; these customers are serviced by Valley Propane until the Utilities can connect mains and service lines. Valley Propane is also impacted by weather, as a large percentage of its customers use propane as a primary source of heat. Valley Propane increases and decreases the selling price of its gas depending upon supply and competition.

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

     In fiscal 1998, AEC opened a public natural gas vehicle (NGV) refueling station located at the Valley Resources corporate headquarters. AEC buys gas from Valley Gas and retails it to a number of different customers.

     The Corporation acquired its 80% interest in AEC in May 1996 and has the obligation over the next four fiscal years to acquire the remaining 20%, which is currently held by the management of AEC.

Environmental Proceedings
-------------------------

     For information regarding the Corporation's potential environmental liabilities, see "Management's Discussion and Analysis of the Results of Operations and Financial Condition - Liquidity and Capital Resources", pages 30 and 31, and Note H, page 25, in the 1998 Annual Report to Stockholders which is incorporated by reference herein.

Item 2   Properties
         ----------

            1595 Mendon Road, Cumberland, Rhode Island
            Office, Sales, and Service Center

     This location comprises the headquarters, sales and service operation of the Corporation, Valley Gas, VAMCO and Valley Propane; and includes accounting, billing, credit, engineering, garage, maintenance, service, storeroom and construction. The headquarters and sales office for AEC are also located at this facility. The Corporation considers these facilities to be suitable and adequate to meet its needs.

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

Item 3   Legal Proceedings
         -----------------

     There were no material legal proceedings pending to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except two claims that were asserted against Valley Gas as referred to in Note H, page 25, in the 1998 Annual Report to Stockholders which is incorporated by reference herein.


Item 4   Submission of Matters to a
         Vote of Security Holders
         ---------------------------

            None

Executive Officers of the Registrant
------------------------------------

     The names, ages, and position of all the executive officers of the Corporation on October 15, 1998 are listed below, together with their business experience during the past five years. All officers of the Corporation are elected or appointed annually by the board of directors at the directors' first meeting following the Annual Meeting of Stockholders.

                                                      Business Experience
      Name          Age        Position           During Last Five Years
      ----          ---        --------           ----------------------

 Alfred P. Degen    51   Chairman, President     Chairman since December 1997;
                           and Chief              Chief Executive Officer of
                           Executive Officer      Valley Resources, Inc. since
                                                  March 1995; President, Valley
                                                  Resources, Inc. from July
                                                  1994; Executive Vice Presi-
                                                  dent, Philadelphia Gas Works
                                                  for more than 5 years prior to
                                                  July 1994.

Kenneth W. Hogan    53   Senior Vice President,  Senior Vice President since
                           Chief Financial        July 1994; Vice President
                           Officer and            prior to July 1994; Chief
                           Secretary              Financial Officer since Decem-
                                                  ber 1994 and Secretary since
                                                  April 1977.

Charles K. Meunier  56   Vice President,         Vice President Operations since
                           Operations             December 1994; Assistant Vice
                                                  President Operations and Human
                                                  Resources prior to December
                                                  1994.

Richard G. Drolet   50   Vice President,         Vice President Information
                           Information Systems    Systems and Corporate Planning
                           and Corporate          since December 1994; Assistant
                           Planning               Vice President Information
                                                  Systems and Corporate Planning
                                                  prior to December 1994.

Jeffrey P. Polucha  43   Vice President,         Vice President Marketing and
                           Marketing and          Development since December
                           Development            1994; Manager Residential and
                                                  Propane Sales prior to
                                                  December 1994.

                                     PART II


Item 5   Market for the Registrant's Securities
         and Related Stockholder Matters
         --------------------------------------

     The common stock market prices, dividends declared and dividend restrictions appearing on pages 1, 4 and 20 of the Annual Report to Stockholders for the fiscal year ended August 31, 1998 are incorporated herein by reference. The common stock of Valley Resources, Inc. is listed on the American Stock Exchange under the symbol VR. There were 1,991 shareholders at August 31, 1998.

Item 6   Selected Financial Data
         -----------------------

     The selected financial data (Summary of Consolidated Operations) appearing on page 33 of the Annual Report to Stockholders for the fiscal year ended August 31, 1998 is incorporated herein by reference.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

     Management's discussion and analysis of the results of operations, liquidity and capital resources appearing on pages 28 through 32 of the Annual Report to Stockholders for the fiscal year ended August 31, 1998 are incorporated herein by reference.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     Not applicable

Item 8   Financial Statements and Supplementary Data
         -------------------------------------------

     The following consolidated financial statements of the registrant and its subsidiaries appearing on pages 14 through 27 in the Annual Report to Stockholders for the fiscal year ended August 31, 1998 are incorporated herein by reference:

          Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1998

          Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1998

          Consolidated Balance Sheets - August 31, 1998 and 1997

          Consolidated Statements of Changes in Common Stock Equity for each of the three years in the period ended August 31, 1998

          Consolidated Statements of Capitalization - August 31, 1998 and 1997

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

     Information regarding the directors of the registrant appearing on pages 2 through 5 of the Proxy Statement filed with the Securities and Exchange Commission on November 3, 1998 is incorporated herein by reference.


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


Item 11  Executive Compensation
         ----------------------

     Information regarding management compensation appearing on pages 6 through 9 of the Proxy Statement filed with the Securities and Exchange Commission on November 3, 1998 is incorporated herein by reference.


Item 12  Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

     Information regarding the beneficial owners of more than 5 percent of the outstanding Common Stock of the Corporation, being the only class of equity security issued and outstanding, and the security ownership of management appearing on pages 1 and 2 of the Proxy Statement filed with the Securities and Exchange Commission on November 3, 1998 is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions
         ----------------------------------------------

     None.

                                     PART IV


Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K
         ---------------------------------

(a) 1. The following consolidated financial statements of Valley Resources, Inc. and subsidiaries appearing on pages 18 through 31 in the Annual Report to Stockholders for the year ended August 31, 1998 are incorporated by reference in Item 8:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1998

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1998

         Consolidated Balance Sheets - August 31, 1998 and 1997

         Consolidated Statements of Changes in Common Stock Equity
           for each of the three years in the period ended August 31,
           1998

         Consolidated Statements of Capitalization - August 31, 1998
           and 1997

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

         3. (a)   Articles of Incorporation, as amended (Exhibit 3 to the Corpo-
                    ration's Annual Report on Form 10-K for the year ended August 31, 1988 is hereby incorporated by reference.)

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

         4. (c)   Loan Agreement between Valley Resources, Inc. and Fleet
                    National bank dated June 30, 1997 (Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 is incorporated herein by reference.)

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

         10. (c)  Termination agreement between Valley Resources, Inc. and
                    Kenneth W. Hogan (Exhibit 10 to the Corporation's Registra-tion Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

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

         10. (f)  Termination agreement dated December 31, 1996 between Valley
                    Valley Resources, Inc. and Charles K. Meunier. (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 333-30113) is hereby incorporated by reference.)

         10. (g)  Termination agreement dated December 31, 1996 between Valley
                    Resources, Inc. and Richard G. Drolet. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1997 is incorporated herein by reference.

         10. (h)  Termination agreement dated December 31, 1996 between Valley
                    Resources, Inc. and Jeffrey P. Polucha.

         Other Material Contracts or Agreements

         10. (i)  Firm Storage Service Transportation contract between Valley
                    Gas and Tennessee Gas Pipeline Company, dated December 15, 1985. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1986 is hereby incorporated by reference.)

         10. (j)  Storage Service Agreement dated July 3, 1985 between Valley
                    Gas and Consolidated Gas Transmission Corporation. (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

         10. (k)  Underground Storage Service Agreement dated October 3, 1984 between Valley Gas and Penn-York Energy Corporation. (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 2-99315) is hereby incorporated by reference.)

         10. (l)  Underground Storage Service Agreement dated August 19, 1983 between Valley Gas and Penn-York Energy Corporation. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1983 is hereby incorporated by reference.)

         10. (m)  Service agreement for storage of LNG dated June 30, 1982 between Valley Gas and Algonquin LNG, Inc. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1982 is hereby incorporated by reference.)

         10. (n)  Contract for the purchase of natural gas dated March 1, 1981, between Valley Gas and Tennessee Gas Pipeline Company. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (o)  Storage Service Transportation contract dated May 15, 1981, between Valley Gas and Tennessee Gas Pipeline Company. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (p)  Storage Service Transportation contract dated May 26, 1981, between Valley Gas and Tennessee Gas Pipeline Company. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (q)  Storage Service Agreement dated February 18, 1980, between
                    Valley Gas and Consolidated Gas Supply Corporation.
                    (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1981 is hereby incorporated by reference.)

         10. (r)  Precedent Agreement for Firm Services on Maritimes and
                    Northeast Pipeline Project Phase II dated September 21, 1996, between Valley Gas and Maritimes and Northeast Pipeline L.L.C. (Exhibit 10 to the Corporation's Registration Statement on Form S-2 (File No. 333-30113) is hereby incorporated by reference.)

         10. (s)  Gas Sales Agreement dated June 15, 1992 between Aquila Energy
                    Marketing Corporation and Valley Gas. (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is incorporated herein by reference.)

         10. (t)  Gas Sales Agreement dated June 8, 1992 between Natural Gas
                    Clearinghouse and Valley Gas Company (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1992 is incorporated herein by reference).

    13.  Annual Report to Stockholders.

    21. Subsidiaries of the Registrant (Exhibit 21 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1996 is incorpo-rated herein by reference).

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

                                      VALLEY RESOURCES, INC. AND SUBSIDIARIES

Date:  November 25, 1998              By  s/K. W. Hogan
                                          -------------------------------------
                                          Kenneth W. Hogan
                                          Senior Vice President, Chief Financial
                                          Officer & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Date:    November 25, 1998            s/A. P. Degen
                                       ----------------------------------------
                                       Alfred P. Degen, Chairman, President and
                                       Chief Executive Officer

 Date:    November 25, 1998            s/K. W. Hogan
                                       ----------------------------------------
                                       Kenneth W. Hogan, Senior Vice President,
                                       Chief Financial Officer & Secretary

 Date:    November 25, 1998             ----------------------------------------
                                       Ernest N. Agresti, Director

 Date:    November 25, 1998            s/M. G. Alperin
                                       ----------------------------------------
                                       Melvin G. Alperin, Director

 Date:    November 25, 1998            s/C. H. Davison
                                       ----------------------------------------
                                       C. Hamilton Davison, Director

 Date:    November 25, 1998            s/D. A. DeAngelis
                                       ----------------------------------------
                                       Don A. DeAngelis, Director

 Date:    November 25, 1998             ----------------------------------------
                                       James M. Dillon, Director

 Date:    November 25, 1998            s/J. K. Farnum
                                       ----------------------------------------
                                       Jonathan K. Farnum, Director

 Date:    November 25, 1998             ----------------------------------------
                                       John F. Guthrie, Jr., Director

 Date:    November 25, 1998             ----------------------------------------
                                       Eleanor M. McMahon, Director

                                                                    Item 14(a) 2



                     VALLEY RESOURCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE VIII

                Fiscal Years Ended August 31, 1998, 1997 and 1996


            Column A                 Column B                       Column C                        Column D           Column E
            --------                 --------         -----------------------------------           --------           --------


                                                                    Additions
                                                      -----------------------------------
                                    Balance at              (1)                  (2)               Deductions          Balance at
                                   Beginning of       Charged to Costs        Charged to              from               End of
           Description                Period            and Expenses       Other Accounts           Reserves             Period
           -----------             ------------       ----------------     --------------          ----------          ----------
1998
----
Allowance for doubtful accounts      $840,433            $1,912,813         $126,610 (a)          $1,951,577 (b)         $928,279

1997
----
Allowance for doubtful accounts      $719,721            $1,603,597         $183,220 (a)          $1,666,105 (b)         $840,433

1996
----
Allowance for doubtful accounts      $655,951            $1,459,761         $156,755 (a)          $1,552,746 (b)         $719,721


Notes:  (a)  Collections on accounts previously charged off.
        (b)  Accounts charged off.

               Report of Independent Certified Public Accountants
                       on Consolidated Financial Schedule



To the Shareholders of
Valley Resources, Inc.


     In connection with our audit of the consolidated financial statements of Valley Resources, Inc. and subsidiaries referred to in our report dated September 25, 1998, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also examined the schedule listed in the index at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                    GRANT THORNTON LLP





Boston, Massachusetts
September 25, 1998