Form 10-Q
period 1998-11-30
VALLEY RESOURCES INC /RI/
filed 1999-01-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

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
                                                   Yes X   No
                                                      ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                                 Outstanding at
       Class of Common Stock                                      Nov. 30, 1998

           $1 Par Value                                             4,974,975

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                NOVEMBER 30, 1998

                                                                       Page of
                                                                      Form 10-Q

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three-months ended November 30, 1998
              and 1997...................................................     3

              Consolidated Condensed Balance Sheets--November 30,
              1998 and August 31, 1998................................... 4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the three-months ended November 30, 1998 and 1997..........     6

              Notes to Consolidated Condensed Financial Statements.......     7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     8


PART   II:    OTHER INFORMATION

Item    4.    Submission of Matters to a Vote of Security Holders........    10

Item    6.    Exhibits and Reports on Form 8-K...........................    10

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                                       For the 3 Months Ended
                                                        Nov. 30,       Nov. 30,
                                                          1998           1997

                                                         (in thousands except
                                                          share and per share
                                                                numbers)

Operating Revenues:
Utility Gas Revenues                                   $   9,824      $  10,084
Nonutility Revenues                                        5,446          5,741
                                                       ---------      ---------
          Total                                           15,270         15,825
                                                       ---------      ---------
Operating Expenses:
   Cost of Gas Sold                                        5,142          5,594
   Cost of Sales - Nonutility                              3,788          4,027
   Operations                                              4,611          4,715
   Maintenance                                               409            398
   Depreciation and Amortization                             857            825
   Taxes - Other Than Federal Income                         866            852
         - Federal Income                                   (449)          (525)
                                                       ---------      ---------
             Total                                        15,224         15,886
                                                       ---------      ---------
Operating Income (Loss)                                       46            (61)
Other Income - Net of Tax                                     68             49
                                                       ---------      ---------
Total Income (Loss)                                          114            (12)
                                                       ---------      ---------
Interest Charges:
   Long-Term Debt                                            619            622
   Other                                                     132            127
                                                       ---------      ---------
             Total                                           751            749
                                                       ---------      ---------
Net Loss                                               $    (637)     $    (761)
                                                       =========      =========

Average Number of Common Shares Outstanding            4,984,431      4,939,253

Basic Loss Per Average Common Share Outstanding           $(0.13)        $(0.15)

Dividends Declared on Common Stock                       $0.1875         $0.185




The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets



                                                        (Unaudited)
                                                           Nov. 30,   Aug. 31,
                                                             1998       1998
                                                           --------   --------
                                                              (in thousands)
ASSETS
Utility Plant - Net                                        $ 51,808   $ 51,310
                                                           --------   --------
Leased Property - Net                                         2,113      2,303
                                                           --------   --------
Nonutility Property-Net                                       4,117      4,106
                                                           --------   --------
Other Investments                                             1,641      1,637
                                                           --------   --------
Current Assets:
   Cash                                                         938        813
   Accounts Receivable - Net                                 10,521      9,684
   Deferred Fuel Costs                                        1,009        485
   Deferred Unbilled Gas Costs                                1,303        438
   Fuel and Other Inventories (Note 3)                        6,287      5,819
   Prepayments                                                1,100      1,353
   Common Stock held for Dividend Reinvestment-amounting
     to 18,053 and 10,116 shares respectively (Note 4)          229        121
                                                           --------   --------
          Total                                              21,387     18,713
                                                           --------   --------
Deferred Debits:
   Recoverable Postretirement Benefits                          173        231
   Recoverable Vacations Accrued                                638        633
   Unamortized Debt Discount and Expense                      1,695      1,712
   Prepaid Pensions                                           9,215      8,824
   Recoverable Deferred FIT                                   5,997      6,109
   Recoverable Transition Obligation                             21         21
   Other                                                      3,132      2,882
                                                           --------   --------
                                                             20,871     20,412
                                                           --------   --------
           Total                                           $101,937   $ 98,481
                                                           ========   ========



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                          (Unaudited)
                                                            Nov. 30,    Aug. 31,
                                                              1998        1998
                                                           ---------    --------
                                                              (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                             $  4,993    $ 4,993
   Paid In Capital                                            24,791     24,811
   Retained Earnings                                           6,616      8,187
   Less: Accounts Receivable from ESOP                        (2,726)    (2,768)
                                                            --------    -------
           Total Common Stock Equity                          33,674     35,223
                                                            --------    -------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Due 2022                          20,039     20,039
   7.7% Debentures, Due 2027                                   7,000      7,000
   Note Payable                                                2,561      2,599
                                                            --------    -------
           Total Long-Term Debt                               29,600     29,638
                                                            --------    -------
                  Total Capitalization                        63,274     64,861
                                                            --------    -------
Revolving Credit Arrangement                                   2,400      2,400
                                                            --------    -------
Obligation Under Capital Lease                                 1,336      1,528
                                                            --------    -------
Current Liabilities:
   Current Maturities of Long-Term Debt                        2,289      2,289
   Obligation Under Capital Lease                                777        775
   Notes Payable                                               6,000      2,300
   Accounts Payable                                            5,914      4,275
   Security Deposits & Refund Obligations                        991        977
   Taxes Accrued (Debit)                                        (560)       435
   Accrued Interest                                            1,088        794
   Other                                                         715        741
                                                            --------    -------
           Total                                              17,214     12,586
                                                            --------    -------
Commitments and Contingencies
Deferred Credits                                               4,550      4,513
                                                            --------    -------
Deferred Federal Income Taxes                                 13,163     12,593
                                                            --------     ------
                                                            $101,937    $98,481
                                                            ========    =======

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                   For the 3 Months
                                                                        Ended
                                                                  Nov. 30,   Nov. 30,
                                                                    1998       1997
                                                                    (in thousands)
Cash Flows from Operating Activities:
   Net Loss                                                       $  (637)   $  (761)
   Adjustments to Reconcile Net Loss to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                    857        825
     Provision for Uncollectibles                                     312        573
     Deferred Federal Income Taxes                                    570        671
     Amortization of ITC                                              (12)       (12)
   Change in Assets and Liabilities:
     Accounts Receivable                                           (1,148)      (350)
     Deferred Fuel Costs                                             (525)    (1,389)
     Unbilled Gas Costs                                              (865)    (1,472)
     Fuel and Other Inventories                                      (468)      (363)
     Other Current Assets                                            (247)      (114)
     Accounts Payable, Accrued Expenses and Current Liabilities       657        628
     Other - Net                                                      294        404
                                                                  -------    -------
           Net Cash (Used) by Operating Activities                 (1,212)    (1,360)
                                                                  -------    -------
Cash Flows from Investing Activities:
   Utility Capital Expenditures                                    (1,206)    (1,212)
   Nonutility Capital Expenditures                                   (160)      (349)
   Other Investments                                                   (4)        (7)
                                                                  -------    -------
           Net Cash (Used) by Investing Activities                 (1,370)    (1,568)
                                                                  -------    -------
Cash Flows from Financing Activities:
   Dividends Paid                                                    (935)      (917)
   Capital Stock Transactions                                         (20)       962
   Retirement of Long-Term Debt                                       (38)       (46)
   Increase in Notes Payable                                        3,700      3,000
                                                                  -------    -------
           Net Cash Provided by Financing Activities                2,707      2,999
                                                                  -------    -------

Net Increase in Cash                                                  125         71
Cash - Beginning                                                      813        820
                                                                  -------    -------
Cash - Ending                                                     $   938    $   891
                                                                  =======    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                     $   456    $   179
                                                                  =======    =======
     Federal Income Taxes                                         $   -0-    $   -0-
                                                                  =======    =======
   Capital Lease Obligations Incurred                             $     4    $   139
                                                                  =======    =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     The Corporation computes basic and diluted earnings and loss per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

                                                             (Unaudited)
                                                         Three Months Ended
                                                            November 30,
                                                       1998              1997
                                                    ----------        ----------
     Net Loss                                       $(636,615)        $(761,081)
     Weighted average shares outstanding            4,984,431         4,939,253
     Basic and diluted losses per share             $   (0.13)        $   (0.15)

Note 2
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at November 30, 1998, the results of operations for the three-months ended November 30, 1998 and 1997 and Statements of Cash Flows for the three-months ended November 30, 1998 and 1997.

     The results of operations for the three-month periods ended November 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

Inventories - Fuel and Other Inventories:
                  (in Thousands)

                                                      (Unaudited)
                                                      November 30,   August 31,
                                                         1998           1998
                                                      -----------    ---------
     Fuels (at average cost)                            $3,851         $3,543
     Merchandise and Other (at average cost)             1,195          1,241
     Merchandise (at LIFO)                               1,241          1,035
                                                        ------         ------
                                                        $6,287         $5,819
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

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations
---------------------

For the three months ended  November 30, 1998 versus 1997

     For the first quarter of fiscal 1999, the consolidated net loss for Valley Resources was $636,600 or $0.13 per share versus a net loss of $761,100 or $0.15 per share in the year earlier quarter. The utility operations lost $748,700 versus $1,005,400 in fiscal 1998's first quarter. Nonutility operations provided net income of $112,100 in the first quarter of fiscal 1999 versus $244,300 in the prior year's first quarter.

     Utility gas revenues and volumes for the first quarter of fiscal 1999 and fiscal 1998 were as follows:

                                                Revenues            Volumes (Mcf's)
                                                --------            ---------------
                                       1999         1998          1999           1998
                                       ----         ----          ----           ----
Base Firm Sales Service            $8,563,800   $ 8,842,900     1,118,900     1,188,000
Base Firm Transportation              157,700        73,100       134,000        58,800
                                   ----------   -----------     ---------     ---------
     Subtotal                       8,721,500     8,916,000     1,252,900     1,246,800

Seasonal/dual fuel service            718,000       746,600     1,462,200     1,550,000
PGPA Revenues                         333,400       354,500          --            --
Other Revenues                         51,400        66,500          --            --
                                   ----------   -----------     ---------     ---------
     Total Utility Gas Revenues    $9,824,300   $10,083,600     2,715,100     2,796,800
                                   ==========   ===========     =========     =========


     Base firm sales service, utility service to the traditional utility customer that purchases a bundled service, declined primarily as some commercial and industrial customers elected to take service under the firm transportation service option. Although not significant in the first quarter, weather was 10.4 percent warmer than the prior year and depressed firm sales in all categories in the month of November.

     Increased firm transportation from the above-mentioned customers and increased usage of natural gas by existing firm transportation customers brought this service level increased revenues and volumes as compared to the year earlier first quarter.

     Interruptible service is provided on both a bundled sales basis as well as transportation only service. Interruptible sales service revenues declined $78,800 from the quarter earlier level inspite of a 21.2 percent increase in volumes sold. The revenue decline relates directly to the falling price of competitive fuels, primarily fuel oil. Interruptible transportation revenues increased on a comparative basis as a result of downward billing adjustments included in the first quarter of the prior year. The margin on seasonal sales is passed through to firm customers through the PGPA and has no impact on operating income.

     Nonutility revenues totaled $5,446,000 for the three months ended November 30, 1998, a decrease of 5.1 percent from the first quarter in fiscal 1998. A decline in retail sales was responsible for the decrease from the prior fiscal year. Retail merchandise sales experienced declines as a result of lower unit sales of residential home heating equipment and installations due to a milder than normal fall season. Revenues from all other nonutility operations, wholesale, propane and AEC, improved as a result of increased units and volumes sold. Wholesale revenues benefited from a stronger regional economy which increased sales of existing product lines. Although the company continues to operate at a loss due to start up costs, AEC revenues increased as a result of natural gas vehicle conversions. Propane revenues increased as a result of offering fixed price contracts to customers which increased volumes of propane sold.

     Cost of gas sold decreased 8.1 percent from the prior year for the three months ended November 30, 1998 as a result of decreased usage of firm natural gas and lower natural gas prices. The average cost per Mcf of gas distributed was $3.94 versus $4.53 during the first quarter of fiscal 1998.

     The decline in nonutility sales was responsible for the 5.9 percent decrease in cost of sales-nonutility. The slight decline in other operation expense versus fiscal 1998 was attributable to decreased uncollectible expenses, while maintenance expenses remained flat when compared to the prior fiscal year.

     Other income increased $18,700 for the quarter compared to last year, driven by an increase in income associated with other investments.

     For the three months ended November 30, 1998, interest expense remained flat when compared to the same quarter last year. Interest expense for both periods was impacted by the corporate refinancing and equity offering completed at the end of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     Operations during the first quarter typically do not generate sufficient cash to meet gas costs and construction requirements. Management believes the available financing are sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at November 30, 1998, were $31,000,000; there were $6,000,000 of short term borrowings outstanding.

     Cash flow was negatively impacted during the first quarter by the requirement to increase inventories of supplemental fuels to meet winter requirements. Construction expenditures continued during the first fiscal quarter, as planned, due to more favorable weather conditions, thereby adversely effecting liquidity.

     A receivable lag that is generally experienced during the first fiscal quarter is expected to be reversed in the second fiscal quarter and revenues should increase with colder weather. Cash flow should be favorable affected by a reduction in construction expenditures which normally accompanies winter weather conditions in the fiscal second quarter.

     In the first fiscal quarter, the Corporation purchased a weather insurance product which applies to the winter heating season from November 1998 through March 1999. This product provides insurance against extreme shifts in weather conditions on both a colder than and warmer than normal basis as determined by degree days. The insurance coverage either pays to or receives from the Corporation cash when degree days for the measurement period fall outside the predetermined variance from normal. The measurement period occurs at the expiration of the policy. The Corporation will not be able to determine the impact on earnings or cash flow until the expiration of the policy period in March 1999.

Year 2000 Issues
----------------

     Certain of the software applications currently in use by the Corporation are certified to be Year 2000 compliant by the software vendors from whom the applications were purchased.

     Certain other software applications currently in use by the Corporation are not Year 2000 compliant. The Corporation has made plans to modify, replace or upgrade those applications which are not Year 2000 compliant before January 1, 2000. The Corporation has conducted a survey and is compiling cost estimates of the effort involved to perform those modifications, replacements and upgrades. Currently, management believes that the cost to bring all of its software applications into Year 2000 compliance will not have a material adverse effect on the Corporation's results of operations, and involves a remaining capital outlay of approximately $50,000 to $100,000. The Corporation is surveying its significant vendors as to their year 2000 compliance. Based on the nature of their responses, the Corporation will develop contingency plans as appropriate. There can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse impact on the Corporation.

     The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved; actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs and microprocessors, and similar uncertainties.

Forward Looking Statements; Risk and Uncertainties
--------------------------------------------------

     Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to: variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Corporation.



                           PART II: OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Stockholders of Valley Resources, Inc. was held on December 8, 1998, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors were elected by the following vote:

                                                        Shares         Shares
                                                         Voted          Voted
                                                         "For"       "Withheld"
                                                        ------       ----------

     James M. Dillon                                   4,410,675       62,263
     Jonathan K. Farnum                                4,417,194       55,744
     John F. Guthrie, Jr.                              4,413,878       59,060


Item 6 - Exhibits and Reports on Form 8-K

     (a)   27.  Financial Data Schedule.

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


January 14, 1999