Form 10-Q
period 1999-02-28
VALLEY RESOURCES INC /RI/
filed 1999-04-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 1OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                                Outstanding at
          Class of Common Stock                                  Feb. 28, 1999

              $1 Par Value                                         4,985,129

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                FEBRUARY 28, 1999

                                                                       Page of
                                                                      Form 10-Q

PART   I:    FINANCIAL INFORMATION

Item   1.    Financial Statements

             Consolidated Condensed Statements of Earnings--for
             the three- and six-months ended February 28, 1999
             and 1998........................................................ 3

             Consolidated Condensed Balance Sheets--February 28,
             1999 and August 31, 1998.................................... 4 & 5

             Consolidated Condensed Statements of Cash Flows--for
             the six-months ended February 28, 1999 and 1998................. 6

             Notes to Consolidated Condensed Financial Statements............ 7

Item   2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 8


PART  II:    OTHER INFORMATION

Item   6.    Exhibits and Reports on Form 8-K............................... 11

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings
(Unaudited)

                                           3 Months Ended             6 Months Ended
                                        Feb. 28,     Feb. 28,      Feb. 28,     Feb. 28,
                                          1999         1998          1999         1998
                                        --------     --------      --------     --------
                                        (in thousands except share and per share numbers)
Operating Revenues:
  Utility Gas Revenues                 $   23,345   $   24,830   $   33,169   $   34,913
  Nonutility Revenues                       5,856        5,598       11,302       11,339
                                       ----------   ----------   ----------   ----------
     Total                                 29,201       30,428       44,471       46,252
                                       ----------   ----------   ----------   ----------

Operating Expenses:
  Cost of Gas Sold                         12,725       13,688       17,868       19,281
  Cost of Sales - Nonutility                3,621        3,800        7,409        7,827
  Operations                                4,492        4,818        9,103        9,533
  Maintenance                                 428          417          837          815
  Depreciation and Amortization               852          825        1,708        1,651
  Taxes - Other Than Federal Income         1,330        1,368        2,196        2,220
        - Federal Income                    1,775        1,593        1,326        1,068
                                       ----------   ----------   ----------   ----------
        Total                              25,223       26,509       40,447       42,395
                                       ----------   ----------   ----------   ----------
  Operating Income                          3,978        3,919        4,024        3,857
  Other Income - Net of Tax                    81           72          150          122
                                       ----------   ----------   ----------   ----------
  Total Income                              4,059        3,991        4,174        3,979
                                       ----------   ----------   ----------   ----------
Interest Charges:
  Long-Term Debt                              610          611        1,230        1,233
  Other                                       157          149          288          276
                                       ----------   ----------   ----------   ----------
     Total                                    767          760        1,518        1,509
                                       ----------   ----------   ----------   ----------
Net Income                             $    3,292   $    3,231   $    2,656   $    2,470
                                       ==========   ==========   ==========   ==========
Average Number of Common
  Shares Outstanding                    4,976,890    4,970,959    4,980,682    4,955,018

Basic Earnings Per Average Common
  Share Outstanding                         $0.66        $0.65        $0.53        $0.50

Dividends Declared on Common Stock        $0.1875       $0.185       $0.375        $0.37



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                         (Unaudited)
                                                           Feb. 28,   Aug. 31,
                                                             1999       1998
                                                           --------   --------
                                                              (in thousands)
ASSETS
Utility Plant - Net                                        $ 51,755   $ 51,310
                                                           --------   --------
Leased Property - Net                                         1,926      2,303
                                                           --------   --------
Nonutility Property-Net                                       4,147      4,106
                                                           --------   --------
Other Investments                                             1,659      1,637
                                                           --------   --------
Current Assets:
  Cash                                                          554        813
  Accounts Receivable - Net                                  16,384      9,684
  Deferred Fuel Costs                                           -0-        485
  Deferred Unbilled Gas Costs                                 1,695        438
  Fuel and Other Inventories (Note 3)                         4,752      5,819
  Prepayments                                                   806      1,353
  Common Stock held for Dividend Reinvestment-amounting
    to 7,899 and 10,116 shares respectively (Note 4)            101        121
                                                           --------   --------
          Total                                              24,292     18,713
                                                           --------   --------
Deferred Debits:
  Recoverable Postretirement Benefits                           115        231
  Recoverable Vacations Accrued                                 761        633
  Unamortized Debt Discount and Expense                       1,678      1,712
  Prepaid Pensions                                            9,606      8,824
  Recoverable Deferred FIT                                    5,997      6,109
  Recoverable Transition Obligation                              21         21
  Other                                                       3,250      2,882
                                                           --------   --------
                                                             21,428     20,412
                                                           --------   --------
          Total                                            $105,207   $ 98,481
                                                           ========   ========


The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                                 (Unaudited)
                                                                   Feb. 28,     Aug. 31,
                                                                     1999         1998
                                                                 -----------    --------
                                                                       (in thousands)

CAPITALIZATION & LIABILITIES
Capitalization:
  Common Stock                                                   $  4,993       $  4,993
  Paid In Capital                                                  24,779         24,811
  Retained Earnings                                                 8,983          8,187
  Less: Accounts Receivable from ESOP                              (2,683)        (2,768)
                                                                 --------       --------
         Total Common Stock Equity                                 36,072         35,223
                                                                 --------       --------
Long-Term Debt (Less Current Maturities):
  8% First Mortgage Bonds, Series Due 2022                         20,029         20,039
  7.7% Debentures, Due 2027                                         7,000          7,000
  Notes Payable                                                     2,524          2,599
                                                                 --------       --------
         Total Long-Term Debt                                      29,553         29,638
                                                                 --------       --------
               Total Capitalization                                65,625         64,861
                                                                 --------       --------
Revolving Credit Arrangement                                        2,400          2,400
                                                                 --------       --------
Obligation Under Capital Lease                                      1,149          1,528
                                                                 --------       --------
Current Liabilities:
  Current Maturities of Long-Term Debt                              2,289          2,289
  Obligation Under Capital Lease                                      777            775
  Notes Payable                                                     5,200          2,300
  Accounts Payable                                                  4,892          4,275
  Security Deposits & Refund Obligations                              974            977
  Taxes Accrued                                                     1,586            435
  Deferred Fuel Costs                                                 929            -0-
  Accrued Interest                                                    727            794
  Other                                                               891            741
                                                                 --------       --------
         Total                                                     18,265         12,586
                                                                 --------       --------
Commitment and Contingencies
Deferred Credits                                                    4,516          4,513
                                                                 --------       --------
Deferred Federal Income Taxes                                      13,252         12,593
                                                                 --------       --------
                                                                 $105,207       $ 98,481
                                                                 =========      ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                  For the 6 Months
                                                                       Ended
                                                                 Feb. 28,   Feb. 28,
                                                                   1999       1998
                                                                 --------   --------
                                                                    (in thousands)
Cash Flows from Operating Activities:
  Net Income                                                     $ 2,656    $ 2,470
  Adjustments to Reconcile Net Income to Net Cash used in
  Operating Activities:
    Depreciation and Amortization                                  1,708      1,651
    Provision for Uncollectibles                                     624      1,081
    Deferred Federal Income Taxes                                    659        578
    Amortization of ITC                                              (24)       (24)
  Change in Assets and Liabilities:
    Accounts Receivable                                           (7,324)    (6,412)
    Deferred Fuel Costs                                            1,414        (64)
    Unbilled Gas Costs                                            (1,257)      (974)
    Fuel and Other Inventories                                     1,067      1,555
    Other Current Assets                                            (215)      (174)
    Accounts Payable, Accrued Expenses and Current Liabilities     1,764      1,755
    Other - Net                                                      (35)       485
                                                                 -------    -------
          Net Cash Provided by Operating Activities                1,037      1,927
                                                                 -------    -------
  Cash Flows from Investing Activities:
  Utility Capital Expenditures                                    (1,860)    (2,016)
  Nonutility Capital Expenditures                                   (336)      (641)
  Other Investments                                                  (23)       (17)
                                                                 -------    -------
          Net Cash Used by Investing Activities                   (2,219)    (2,674)
                                                                 -------    -------
  Cash Flows from Financing Activities:
    Dividends Paid                                                (1,859)    (1,850)
    Capital Stock Transactions                                       (33)       877
    Retirement of Long-Term Debt                                     (85)      (134)
    Increase in Notes Payable                                      2,900      2,000
                                                                 -------    -------
          Net Cash Provided by Financing Activities                  923        893
                                                                 -------    -------

  Net (Decrease) Increase in Cash                                   (259)       146
  Cash - Beginning                                                   813        820
                                                                 -------    -------
  Cash - Ending                                                  $   554    $   966
                                                                 =======    =======

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                     $ 1,585    $ 1,262
                                                                 =======    =======
  Federal Income Taxes                                           $   -0-    $   -0-
                                                                 =======    =======
  Capital Lease Obligations Incurred                             $    11    $   177
                                                                 =======    =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at February 28, 1999, the results of operations for the three- and six-months ended February 28, 1999 and 1998 and Statement of Cash Flows for the six-months ended February 28, 1999 and 1998.

     The results of operations for the three- and six-month periods ended February 28, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2
------

     The Corporation computes basic and diluted earnings per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

                                                  (Unaudited)                 (Unaudited)
                                                3 Months Ended              6 Months Ended
                                                  February 28,                February 28,
                                               1999         1998           1999         1998
                                            ----------   ----------     ----------   ----------
     Net Income                             $3,292,123   $3,231,534     $2,655,508   $2,470,453
     Weighted average shares outstanding     4,976,890    4,970,959      4,980,682    4,955,018
     Basic and diluted earnings per share        $0.66        $0.65          $0.53        $0.50


Note 3
------

Inventories - Fuel and Other Inventories:
                  (in Thousands)

                                                      (Unaudited)
                                                      February 28,    August 31,
                                                          1999           1998
                                                      ------------    ----------
     Fuels (at average cost)                             $2,259         $3,543
     Merchandise and Other (at average cost)              1,154          1,241
     Merchandise (at LIFO)                                1,339          1,035
                                                         ------         ------
                                                         $4,752         $5,819
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

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations
---------------------

For the three months ended February 28, 1999 compared to the three months ended February 28, 1998

     The consolidated net income of Valley Resources for the second quarter of fiscal 1999, was $3,292,100 or $0.66 per share compared to net income of $3,231,500 or $0.65 per share for the year earlier second quarter. Net income from utility operations totaled $2,802,500 as compared to $2,959,700 in fiscal 1998's second quarter. Nonutility operations provided net income of $489,600 in the second quarter of fiscal 1999 as compared to $271,800 in the prior year's second quarter. The weather-related declines of the utility operations were offset by nonutility earnings generated from the Corporation's weather insurance.

     Utility gas revenues and volumes for the second quarter of fiscal 1999 and fiscal 1998 were as follows:

                                              Revenues                 Volumes (Mcf's)
                                              --------                 ---------------
                                         1999          1998          1999          1998
                                         ----          ----          ----          ----
     Base Firm Sales Service         $21,777,500   $23,162,400     3,077,900     3,302,300
     Base Firm Transportation            178,200        84,400       151,800        83,300
                                     -----------   -----------     ---------     ---------
        Firm Gas Sales                21,955,700    23,246,800     3,229,700     3,385,600

     Interruptible Service               338,800       482,100     1,125,800     1,281,400
     PGPA Revenues                       876,100       986,200          --            --
     Other Revenues                      173,900       114,600          --            --
                                     -----------   -----------     ---------     ---------
        Total Utility Gas Revenues   $23,344,500   $24,829,700     4,355,500     4,667,000
                                     ===========   ===========     =========     =========


     Base firm sales service are traditional bundled sales to utility customers. Base revenues and volumes declined as a result of the impact of warmer weather on sales in fiscal 1999 and eligible commercial and industrial customers electing to purchase unbundled service under the firm transportation service option. Weather during the second quarter of fiscal 1999 was 3.2 percent warmer than the prior year which negatively impacted firm gas sales.

     Firm transportation revenues and volumes increased over the prior year second quarter from both base firm sales service customers switching to unbundled service, as mentioned above, and increased utilization of base firm transportation service by existing customers.

     Interruptible service, seasonal and dual-fuel, is provided on a bundled basis as well as transportation only service. Interruptible sales service revenues declined $112,400 from the year-earlier quarter level in spite of an 11 percent increase in volumes sold. Revenues from interruptible customers are benchmarked to competitive fuel prices and gas supply availability. The decline in interruptible revenues is directly related to the falling price of the benchmark competitive fuels, primarily fuel oil. Interruptible transportation revenues declined as a result of customers choosing to move to firm transportation and, in certain instances, electing an alternate fuel to meet their energy needs. The margin on interruptible bundled sales is passed through to firm customers through the PGPA (Purchased Gas Price Adjustment) and has no impact on operating income.

     Nonutility revenues totaled $5,856,300 for the three months ended February 28, 1999, an increase of 4.6 percent over the second quarter in fiscal 1998. Revenues associated with a weather insurance product (see "Liquidity and Capital Resources" below) is primarily responsible for the increase. Slightly offsetting this increase was a decline in retail and propane sales. Retail merchandise sales continue to experience declines primarily due to lower unit sales of residential home heating equipment. Propane sales were negatively impacted by a warmer than normal winter season in fiscal 1999. Propane profit margins remained strong, despite a slight decline in propane gallons sold, due to competitive pricing and fixed price contracts. Wholesale revenues benefited from a stronger regional economy and increased sales of existing product lines. AEC (Alternate Energy Corporation) revenues increased slightly as a result of natural gas vehicle conversions, although this subsidiary still operates at a loss.

     The average cost of gas distributed to firm customers was $3.28 per Mcf during the second quarter of fiscal 1999 compared to $3.54 per Mcf during the second quarter of fiscal 1998. Changes in gas costs are recovered from customers through the PGPA.

     The decline in nonutility merchandise sales in the fiscal 1999 period was responsible for the 4.7 percent decrease in cost of sales-nonutility. Other operation expense declined slightly from the second quarter of fiscal 1998 as a result of decreased uncollectible expenses and lower overtime costs in the face of the warmer weather. Maintenance expenses remained flat when compared to the prior fiscal year.

     For the three months ended February 28, 1999, interest expense remained flat when compared to the same quarter last year. Interest expense for both periods continues to be positively impacted by the corporate refinancing and equity offering completed at the end of fiscal 1997.

For the six months ended February 28, 1999 compared to the six months ended February 28, 1998

     For the six months ended February 28, 1999, the consolidated net income for Valley Resources was $2,655,500 or $0.53 per share compared to net income of $2,470,500 or $0.50 per share for the comparable period in the prior fiscal year. The utility operations provided net income of $2,053,800 compared to $1,954,300 in the comparable period in the prior fiscal year. Nonutility operations provided net income of $601,700 for the six month period of fiscal 1999 comparable to $516,200 in the prior year's six month period. Net income for the six months ended February 28, 1999 was positively impacted by the Corporation's weather insurance product.

     Utility gas revenues and volumes for the six months ended fiscal 1999 and fiscal 1998 were as follows:

                                              Revenues                 Volumes (Mcf's)
                                              --------                 ---------------
                                         1999          1998          1999          1998
                                         ----          ----          ----          ----
     Base Firm Sales Service         $30,341,300   $32,005,300     4,196,800     4,490,200
     Base Firm Transportation            335,900       157,400       285,800       142,100
                                     -----------   -----------     ---------     ---------
        Firm Gas Sales                30,677,200    32,162,700     4,482,600     4,632,300

     Interruptible Service             1,056,800     1,228,700     2,588,100     2,831,400
     PGPA Revenues                     1,209,400     1,340,600          --            --
     Other Revenues                      225,400       181,200          --            --
                                     -----------   -----------     ---------     ---------
        Total Utility Gas Revenues   $33,168,800   $34,913,200     7,070,700     7,463,700
                                     ===========   ===========     =========     =========

     Base firm sales service revenues and volumes, sold through regulated tariffs, declined for the six month period of fiscal 1999 primarily as a result of weather, which was 5.1 percent warmer than the prior year period and 10.2 percent warmer than normal. To a lesser extent, the decline was due to customers switching to base firm transportation service as mentioned above.

     Decreased demand for natural gas from customers with alternate fuel capabilities produced a 14 percent decline in interruptible revenues in the fiscal 1999 period as compared to 1998. Sales to interruptible customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from interruptible bundled sales are returned to firm customers through the PGPA and do not impact the profitability of the Corporation.

     Nonutility revenues for the six months ended February 28, 1999 totaled $11,302,300, a decrease of less than one percent from the fiscal 1998 period. Nonutility revenues decreased as a result of lower retail merchandise units sold and a slight decrease in propane revenues, despite an increase in gallons sold. Propane revenues declined due to the warmer than normal weather impact on product pricing. Offering fixed price contracts to customers positively impacted the volume of propane sold. Retail commercial merchandise sales and installations also declined for the 1999 period. Wholesale sales margins increased when compared to the prior fiscal period as a result of expanding product line sales and a stronger regional economy. The total nonutility revenue decline was mitigated by revenue recorded from the weather insurance product mentioned above.

     Operating expenses for the 1999 six month period were impacted by decreases in the cost of gas sold and nonutility cost of sales. Decreases in the demand for natural gas and a decline in the cost of gas contributed to the decrease in gas costs. The average cost of gas distributed to firm customers was $3.50 per Mcf for the six months ended February 28,1999 compared to $3.90 per Mcf in the prior year period. Nonutility cost of sales decreased due to the decrease in sales mentioned above.

     Other operation expenses decreased 4.5 percent for the six months ended February 28,1999 when compared to the period in the prior fiscal year. Operation expenses were positively impacted by a decline in uncollectible and general and administrative expenses.

     Interest expense increased less than one percent for the 1999 six month period when compared to the prior year. Interest expense for both periods continues to be positively impacted by the 1997 corporate refinancing mentioned above.

Liquidity and Capital Resources
-------------------------------

     During the second quarter of fiscal 1999 the liquidity position of the Corporation improved over the first quarter as a result of increased revenues from winter period sales. Management believes the available financing arrangements are sufficient to meet cash requirements for the foreseeable future. The funds available under lines of credit at February 28, 1999, were $31,800,000 and there were $5,200,000 of short-term borrowings outstanding.

     Cash flows were negatively impacted during the second quarter of fiscal 1999 by purchases of natural gas to meet winter sales demand. Sales during the quarter, although greater than the first quarter, were less than anticipated due to warmer than normal winter weather which also negatively impacted liquidity. Also, the warmer weather resulted in the holding of supplemental fuel inventories which the Corporation had anticipated to be sold.

     Construction expenditures declined during the second quarter of fiscal 1999, as planned, due to constraints imposed by local communities during the winter period, thereby improving liquidity.

     The liquidity position of the Corporation is anticipated to improve in the third quarter, as well, as winter bills are collected. Cash expended on the construction program are also expected to increase during the third quarter of fiscal 1999 which will negatively impact cash flows. This increased cash requirement is expected to be offset by the improved cash flows.

     In the first fiscal quarter, the Corporation purchased a weather insurance product which applies to the winter heating season from November 1998 through March 1999. This product provides insurance against unfavorable shifts in weather conditions. The insurance coverage pays the Corporation cash when degree days for the measurement period fall outside the predetermined variance from normal. The policy acts like a "collar" in that payments are due the insurer when weather conditions positively impact revenues above a predetermined limit. The measurement period occurs at the expiration of the policy. The Corporation expects to receive a payment from the policy during the third fiscal quarter, thereby favorably impacting liquidity.

Year 2000 Issues
----------------

     Certain of the software applications currently in use by the Corporation are certified to be Year 2000 compliant by the software vendors from whom the applications were purchased.

     Certain other software applications currently in use by the Corporation are not Year 2000 compliant. The Corporation has made plans to modify, replace or upgrade those applications which are not Year 2000 compliant before July 1, 1999. The Corporation is conducting a survey and compiling cost estimates of the effort involved to perform those modifications, replacements and upgrades. Currently, management believes that the cost to bring all of its software applications into Year 2000 compliance will not have a material adverse effect on the Corporation's results of operations, and involves a remaining capital outlay of approximately $50,000 to $100,000. There can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse impact on the Corporation. The Corporation has been in contact with its primary third party service providers. These companies, including telephone and electric providers, have indicated that their Year 2000 remediation efforts were in progress and on schedule.

     The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved; actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs and microprocessors, and similar uncertainties. The company has and maintains contingency plans, schedules, functions and responsibilities to insure and maintain services and minimize interruptions. These responsibilities are active continuously. These activities are under review to identify changes that may be appropriate. These discussions and actions are being taken as a precautionary measure.

Forward Looking Statements; Risk and Uncertainties
--------------------------------------------------

     Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to: variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties all of which are difficult to predict, and many of which are beyond the control of the Corporation.


                           PART II: OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

       (a)   Financial Data Schedule.

       (b)   None.

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


April 14,  1999