Form 10-K/A
period 1998-08-31
VALLEY RESOURCES INC /RI/
filed 1999-06-21
CIK 102710

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

                                 AMENDMENT TO 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended August 31, 1998 on Form 10-K as set forth in the pages attached hereto.

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   3.  Exhibits

          28.  Additional Exhibits

               Annual Report on Form 11-K of Valley Resources, Inc. 401-K Employee Stock Ownership Plan for the plan year ended December 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY RESOURCES, INC.


 Date    June 21, 1999                   By       S/S. Partridge
                                            -----------------------------------
                                                    S. Partridge
                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer

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

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from   January 1, 1998   to   December 31, 1998
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


                             VALLEY RESOURCES, INC.
           __________________________________________________________
          (Name of Issuer of the Securities held Pursuant to the Plan)


                                1595 Mendon Road
                         Cumberland, Rhode Island 02864
                      ____________________________________
                    (Address of Principal Executive Officer)

Financial Statements and Exhibits
---------------------------------

a)  Financial Statements:                                        Page Number
                                                                 -----------
      Report of Independent Certified Public
        Accountants                                               F-1

      Statements of Financial Condition as of
        December 31, 1998                                         F-2  - F-3

      Statements of Financial Condition as of
        December 31, 1997                                         F-4  - F-5

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1998                                         F-6  - F-7

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1997                                         F-8  - F-9

      Notes to Financial Statements                               F-10 - F-18

      Schedules:

          Schedules I, II and III have been omitted because the required information is shown in the financial statements

    b)  Exhibits:

        24d)  Consent of Independent Certified Public Accountants

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Administrator of the Valley Resources, Inc.
  401(k) Employee Stock Ownership Plan


     We have audited the accompanying statements of financial condition of Valley Resources, Inc. 401(k) Employee Stock Ownership Plan as of December 31, 1998 and 1997, and the related statements of income and changes in plan equity for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Valley Resources, Inc. 401(k) Employee Stock Ownership Plan as of December 31, 1998 and 1997, and the income and changes in plan equity for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           S/Grant Thornton LLP
                                                             GRANT THORNTON LLP



Boston, Massachusetts
April 29, 1999

          Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                        STATEMENTS OF FINANCIAL CONDITION

                                December 31, 1998


                                                                  AMERICAN
                                                                  INDEXED        AMERICAN        FUNDAMENTAL
                                     MEMBER         LASALLE        BOND          BALANCED         INVESTORS
ASSETS                               LOANS           FUND          FUND            FUND             FUND
------                            --------------------------------------------------------------------------

Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  836,321.57 Shares
  (Cost $9,294,464.46)
OTHER (NOTE  )                                   $293,263.85    $435,548.88    $ 87,529.67     $  645,920.53
                                  -----------    -----------    -----------    -----------     -------------
    Total Investments                   0.00      293,263.85     435,548.88      87,529.67        645,920.53
                                  ----------     -----------    -----------    -----------     -------------

Money Market                            0.00      186,077.22          (2.15)          0.00              0.72
Contributions Receivable                0.00        8,336.07           0.00           0.00              0.00
Dividend Receivable
Member Loan Receivable             29,194.84            0.00           0.00           0.00              0.00
                                  ----------     -----------    -----------    -----------     -------------
    Total Assets                  $29,194.84     $487,677.14    $435,546.73    $ 87,529.67     $  645,921.25
                                  ==========     ===========    ===========    ===========     =============

LIABILITIES AND EQUITY
----------------------

Acquisition Indebtedness (Note D) $     0.00     $      0.00    $      0.00    $      0.00     $        0.00
Interest Payable
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)             29,194.84      487,677.14     435,546.73      87,529.67        645,921.25
                                  ----------     -----------    -----------    -----------     -------------
Net Assets                         29,194.84      487,677.14     435,546.73      87,529.67        645,921.25
                                  ----------     -----------    -----------    -----------     -------------
Total Plan Equity &
  Liabilities                     $29,194.84     $487,677.14    $435,546.73    $ 87,529.67     $  645,921.25
                                  ==========     ===========    ===========    ===========     =============


The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                                December 31, 1998



                                                     EURO
                                                    PACIFIC           VRI            ESOP
                                      MFS           GROWTH       EMPLOYEE & ER     SUSPENSE
ASSETS                                FUND           FUND         STOCK FUND         FUND             TOTAL
------                            ----------------------------------------------------------------------------


Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  836,321.57 Shares
  (Cost $9,294,464.46)                                           $7,617,082.49   $2,824,300.00   $10,441,382.49
Other (Note)                      $2,447,477.24   $180,291.29                                      4,090,031.46
                                  -------------   -----------    -------------   -------------   --------------
    Total Investments              2,447,477.24    180,291.29     7,617,082.49    2,824,300.00    14,531,413.95
                                  -------------   -----------    -------------   -------------   --------------


Money Market                               1.33          0.00         6,808.50      197,105.89       389,991.51
Contributions Receivable                   0.00          0.00        15,669.07            0.00        24,005.14
Dividend Receivable                                                 114,420.72       42,364.50       156,785.22
Member Loan Receivable                     0.00          0.00             0.00            0.00        29,194.84
                                  -------------   -----------    -------------   -------------   --------------
    Total Assets                  $2,447,478.57   $180,291.29    $7,753,980.78   $3,063,770.39   $15,131,390.66
                                  =============   ===========    =============   =============   ==============


LIABILITIES AND EQUITY
----------------------

Acquisition Indebtedness (Note D) $        0.00   $      0.00    $        0.00   $2,712,356.51   $ 2,712,356.51
Interest Payable                                                                    242,533.99       242,533.99
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)             2,447,478.57    180,291.29     7,753,980.78      108,879.89    12,176,500.16
                                  -------------   -----------    -------------   -------------   --------------
Net Assets                         2,447,478.57    180,291.29     7,753,980.78      108,879.89    12,176,500.16
                                  -------------   -----------    -------------   -------------   --------------
Total Plan Equity &
  Liabilities                     $2,447,478.57   $180,291.29    $7,753,980.78   $3,063,770.39   $15,131,390.66
                                  =============   ===========    =============   =============   ==============


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

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                                December 31, 1997



                                     INTERNATNL         VRI              ESOP
                                       EQUITY      EMPLOYEE & ER       SUSPENSE
ASSETS                                  FUND        STOCK FUND           FUND            TOTAL
------                             ---------------------------------------------------------------

Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  799,774.001 Shares
  (Cost $8,775,609.04)                            $6,726,360.19    $2,871,696.77    $ 9,598,056.96
                                   -----------    -------------    -------------    --------------
    Total Investments              $     0.00      6,726,360.19     2,871,696.77      9,598,056.96
                                   ----------     -------------    -------------    --------------


Money Market                        74,806.73        315,361.76       299,334.14      3,630,214.15
Contributions Receivable                 0.00          3,208.00             0.00         57,490.00
Member Loan Receivable                   0.00              0.00             0.00         11,500.00
                                   ----------     -------------    -------------    --------------
    Total Assets                   $74,806.73     $7,044,929.95    $3,171,030.91    $13,297,261.11
                                   ==========     =============    =============    ==============


LIABILITIES AND EQUITY

Acquisition Indebtedness (Note D)  $     0.00     $      0.00      $2,872,790.00    $ 2,872,790.00
Interest Payable                                                      181,117.52        181,117.52
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)              74,806.73      7,044,929.95       117,123.39     10,243,353.59
                                   ----------     -------------    -------------    --------------
Net Assets                          74,806.73      7,044,929.95       117,123.39     10,243,353.59
                                   ----------     -------------    -------------    --------------
Total Plan Equity &
  Liabilities                      $74,806.73     $7,044,929.95    $3,171,030.91    $13,297,261.11
                                   ==========     =============    =============    ==============




The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                    FOR THE PLAN YEAR ENDED DECEMBER 31, 1998


                                                                  AMERICAN
                                                                  INDEXED        AMERICAN        FUNDAMENTAL
                                     MEMBER         LASALLE        BOND          BALANCED         INVESTORS
                                     LOANS           FUND          FUND            FUND             FUND
                                  --------------------------------------------------------------------------

INVESTMENT INCOME:
  Interest Income                 $     0.00     $ 11,593.95    $      0.00    $     0.00     $      0.72
  Short-Term Capital Gains              0.00            0.00       4,263.03      4,912.11       52,114.22
  Long-Term Capital Gains               0.00            0.00           0.00          0.00            0.00
  Dividend Income                       0.00       15,313.38      27,844.93      1,446.11        6,700.92
                                  -----------    -----------    -----------    ----------     -----------
    Total Investment Income             0.00       26,907.33      32,107.96      6,358.22       58,815.86
                                  ----------     -----------    -----------    ----------     -----------

Net Realized Gain/(Loss) on
  Disposition of Investments
  (Note F)                              0.00            0.00        (450.04)        95.93       (3,648.03)
                                  ----------     -----------    -----------    ----------     -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A and E)           0.00            0.00     (13,417.81)     (1,526.69)      16,001.18
                                  ----------     -----------    -----------    -----------     -----------

Contributions (Note A)
  Participants                          0.00       25,770.61      50,094.22      67,552.95      219,960.61
  Valley Gas Company                    0.00            0.00           0.00           0.00            0.00
  Loan Repayments                  (2,506.35)           0.00         262.57           0.00          657.78
                                  ----------     -----------    -----------    -----------     -----------
    Total Contributions            (2,506.35)      25,770.61      50,356.79      67,552.95      220,618.39
                                  ----------     -----------    -----------    -----------     -----------
OTHER                               1,236.19       (1,452.70)          0.01           0.04            0.00
                                  ----------     -----------    -----------    -----------     -----------
    Total Net Additions            (1,270.16)      51,225.24      68,596.91      72,480.45      291,787.40
                                  ----------     -----------    -----------    -----------     -----------
WITHDRAWALS:
  Member Distributions                  0.00         (574.68)    (21,110.89)     (1,738.41)      (1,327.07)
  Participant Loans                18,965.00            0.00           0.00           0.00          (77.06)
  Interest Expense                      0.00            0.00           0.00           0.00            0.00
                                  ----------     -----------    -----------    -----------     -----------
    Total Deductions               18,965.00         (574.68)    (21,110.89)     (1,738.41)      (1,404.13)
                                  ----------     -----------    -----------    -----------     -----------
    Net Increase (Decrease)        17,694.84       50,650.56      47,486.02      70,742.04      290,383.27

PLAN EQUITY:
  BEGINNING OF YEAR:
    Net Assets Beginning (Note A)  11,500.00      352,136.27     388,145.50           0.00      330,285.61
    Inter-Plan Transfers                0.00       84,890.31         (84.79)     16,787.63       25,252.37
                                  ----------     -----------    -----------    -----------     -----------
  End of Year                     $29,194.84     $487,677.14    $435,546.73    $ 87,529.67     $645,921.25
                                  ==========     ===========    ===========    ===========     ===========

The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                    FOR THE PLAN YEAR ENDED DECEMBER 31, 1998


                                                      EURO
                                                     PACIFIC           VRI             ESOP
                                      MFS            GROWTH       EMPLOYEE & ER      SUSPENSE
                                      FUND            FUND         STOCK FUND          FUND             TOTAL
                                  -------------------------------------------------------------------------------


INVESTMENT INCOME:
  Interest Income                 $        1.33    $      0.00    $    6,251.79    $   9,285.53    $    27,133.32
  Short-Term Capital Gains            88,835.45       6,773.46             0.00            0.00        156,898.27
  Long-Term Capital Gains                  0.00           0.00             0.00            0.00              0.00
  Dividend Income                          0.00       1,773.13       440,753.73      173,491.91        667,324.11
                                  -------------    -----------    -------------    ------------    --------------
    Total Investment Income           88,836.78       8,546.59       447,005.52      182,777.44        851,355.70

Net Realized Gain/(Loss) on
  Disposition of Investments
  (Note F)                              (620.11)       (187.25)      (37,364.40)           0.12        (42,173.78)
                                  -------------    -----------    -------------    ------------    --------------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A and E)        339,151.89       7,055.56       364,249.56      187,800.45        899,314.14
                                  -------------    -----------    -------------    ------------    --------------

Contributions (Note A)
  Participants                       177,761.08      72,788.55        99,544.27            0.00        713,472.29
  Valley Gas Company                       0.00           0.00       172,894.28            0.00        172,894.28
  Loan Repayments                        131.05         263.50         1,191.45            0.00              0.00
                                  -------------    -----------    -------------    ------------    --------------
    Total Contributions              177,892.13      73,052.05       273,630.00            0.00        886,366.57
                                  -------------    -----------    -------------    ------------    --------------
OTHER                                    341.07           0.00           318.76          158.88            602.25
                                  -------------    -----------    -------------    ------------    --------------
    Total Net Additions              605,601.76      88,466.95     1,047,839.44      370,736.89      2,595,464.88
                                  -------------    -----------    -------------    ------------    --------------
WITHDRAWALS:
  Member Distributions               (81,034.78)          0.00      (177,552.09)           0.00       (283,337.92)
  Participant Loans                     (645.49)     (1,193.10)      (17,049.35)           0.00              0.00
  Interest Expense                         0.00           0.00             0.00     (378,980.39)      (378,980.39)
                                  -------------    -----------    -------------    ------------    --------------
    Total Deductions                 (81,680.27)     (1,193.10)     (194,601.44)    (378,980.39)      (662,318.31)
                                  -------------    -----------    -------------    ------------    --------------
    Net Increase (Decrease)          523,921.49      87,273.85       853,238.00       (8,243.50)     1,933,146.57

PLAN EQUITY:
  BEGINNING OF YEAR:
    Net Assets Beginning (Note A)  1,924,426.14      74,806.73     7,044,929.95      117,123.39     10,243,353.59
    Inter-Plan Transfers                (869.06)     18,210.71      (144,187.17)           0.00              0.00
                                  -------------    -----------    -------------    ------------    --------------
  End of Year                     $2,447,478.57    $180,291.29    $7,753,980.78    $ 108,879.89    $12,176,500.16
                                  =============    ===========    =============    ============    ==============



The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                 STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                December 31, 1997



                                                          STABLE            INDEXED           INDEXED             VALUE
                                          MEMBER          VALUE              BOND             EQUITY             EQUITY
                                          LOANS           OPTION             FUND              FUND               FUND
                                       -----------------------------------------------------------------------------------

Investment Income:
  Interest Income                       $     0.00     $ 18,053.76       $      0.00       $      0.00       $        0.00
  Short-Term Capital Gains                    0.00            0.00              0.00            459.63           65,199.61
  Long-Term Capital Gains                     0.00            0.00              0.00          5,284.68          219,119.49
  Dividend Reinvestment                       0.00            0.00         24,552.60          3,938.93           23,328.87
                                        ----------     -----------       -----------       -----------       -------------
  Total Investment Income                     0.00       18,053.76         24,552.60          9,683.24          307,647.97

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note F)                        0.00            0.00          6,750.79            537.97           50,298.52
                                        ----------     -----------       -----------       -----------       -------------

Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and E)                                      0.00            0.00              0.00              0.00                0.00
                                        ----------     -----------       -----------       -----------       -------------

Contributions (Note A)
  Participants                                0.00       90,626.88         52,423.00         17,937.13          259,363.52
  Valley Gas Company                          0.00            0.00             33.08            132.36               99.28
                                        ----------     -----------       -----------       -----------       -------------
  Total Contributions                         0.00       90,626.88         52,456.08         18,069.49          259,462.80
                                        ----------     -----------       -----------       -----------       -------------
Other                                         0.00        7,314.74          6,713.92           (124.00)         (60,499.63)
                                        ----------     -----------       -----------       -----------       -------------
  Total Net Additions                         0.00      115,995.38         90,473.39         28,166.70          556,909.66
                                        ----------     -----------       -----------       -----------       -------------

Withdrawals:
  Member Distributions                        0.00      (15,472.56)        (3,404.64)             0.00          (44,973.99)
  Participant Loans                      11,500.00            0.00         (1,647.90)        (4,053.77)          (1,603.87)
  Interest Expense                            0.00            0.00              0.00              0.00                0.00
                                        ----------     -----------       -----------       -----------       -------------
    Total Deductions                     11,500.00      (15,472.56)        (5,052.54)        (4,053.77)         (46,577.86)
                                        ----------     -----------       -----------       -----------       -------------
    Net Increase(Decrease)               11,500.00      100,522.82         85,420.85         24,112.93          510,331.80

PLAN ASSETS:
  Beginning of Year
    Net Assets Beginning (Note A)             0.00      297,004.57        335,647.65              0.00        1,479,599.46
    Inter-Plan Transfers                      0.00      (45,391.13)       (32,922.97)       306,172.71          (65,505.17)
                                        ----------     -----------       -----------       -----------       -------------
  End of Year                           $11,500.00     $352,136.26       $388,145.53       $330,285.64       $1,924,426.09
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

           Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                                December 31, 1997



                                               INTERNATNL              VRI                ESOP
                                                 EQUITY           EMPLOYEE & ER         SUSPENSE
                                                  FUND             STOCK FUND             FUND                TOTAL
                                               ------------------------------------------------------------------------

INVESTMENT INCOME:
  Interest Income                              $      0.00       $   22,164.04       $   14,417.57       $    54,635.37
  Short-Term Capital Gains                        2,328.38                0.00                0.00            67,987.62
  Long-Term Capital Gains                         6,744.38                0.00                0.00           231,148.55
  Dividend Reinvestment                           1,028.08          425,731.00          182,671.00           661,250.48
                                               -----------       -------------       -------------       --------------
  Total Investment Income                        10,100.84          447,895.04          197,088.57         1,015,022.02

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note F)                          (21,212.37)         (12,305.44)          44,245.26            68,314.73
                                               -----------       -------------       -------------       --------------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A
  and E)                                              0.00          438,632.15          156,235.87           594,868.02
                                               -----------       -------------       -------------       --------------
Contributions (Note A)
  Participants                                    6,248.76          175,304.63                0.00           601,903.92
  Valley Gas Company                                 33.10          268,780.46                0.00           269,078.28
                                               -----------       -------------       -------------       --------------
  Total Contributions                             6,281.86          444,085.09                0.00           870,982.20
                                               -----------       -------------       -------------       --------------
Other                                                 0.00                0.00           (3,698.49)          (50,293.46)
                                               -----------       -------------       -------------       --------------
  Total Net Additions                            (4,829.67)       1,318,306.84          393,871.21         2,498,893.51
                                               -----------       -------------       -------------       --------------

WITHDRAWALS:
  Member Distributions                                0.00         (445,532.53)               0.00          (509,383.72)
  Participant Loans                                (694.46)          (3,500.00)               0.00                 0.00
  Interest Expense                                    0.00                0.00         (395,733.56)         (395,733.56)
                                               -----------       -------------        ------------       --------------
    Total Deductions                               (694.46)        (449,032.53)        (395,733.56)         (905,117.28)
                                               -----------       -------------        ------------       --------------
    Net Increase(Decrease)                       (5,524.13)         869,274.31           (1,862.35)        1,593,776.23

PLAN ASSETS:
  Beginning of Year
    Net Assets Beginning (Note A)                     0.00        6,418,339.94          118,985.74         8,649,577.36
    Inter-Plan Transfers                         80,330.86         (242,684.30)               0.00                 0.00
                                               -----------       -------------       -------------       --------------
  End of Year                                  $ 74,806.73       $7,044,929.95       $  117,123.39       $10,243,353.59
                                               ===========       =============       =============       ==============


The accompanying Notes are an integral part of these statements.

            Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 1, 1997, the Valley Resources, Inc. 401-K Employee Stock Ownership Plan (the "Plan") was formed through a merger of the Employees Savings Plan and the Union Employees Saving Plan into the Valley Gas Employee Stock Ownership Plan. The Plan was offered to all eligible employees of Valley Resources, Inc.and its subsidiaries. Net assets of $4,980,043 were transferred into the Plan from the terminated plans.

The financial statements of the Plan, have been prepared in accordance with generally accepted accounting principles as applied to Employee Benefit Plans. The following description of The Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
-------

The plan is a defined contribution plan covering all employees of Valley Resources, Inc. and its subsidiaries who satisfy the eligibility requirements.

Contributions - Employee
------------------------

A member may authorize a Basic Employee Contribution from 1% to the maximum amount permitted under the Internal Revenue Code (IRC), subject to the Compensation Deferral Limit, if applicable.

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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management Estimates
--------------------

In preparing the financial statements in conformity to GAAP (Generally Accepted Accounting Principles), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           December 31, 1998 and 1997


NOTE C - INVESTMENTS

Investments

Investments are comprised of the following funding options available to participants of the Plan:

I.    LaSalle Income Plus Fund

      The fund investment objective is to obtain competitive fixed income returns in different interest rate environments. The fund has been developed to preserve principal, maximize income and provide a high degree of liquidity without sacrificing credit quality.

II.   American Indexed Bond Fund

      The fund's investment objective is to provide as high a level of current income as is consistent with the preservation of capital. Normally, the fund invests the majority of its assets in bonds and debt securities rated A and above, including securities issued by the U.S. and other governments and securities backed by mortgages and other assets. The fund may also invest significantly in high-yield, high-risk bonds.



III.  American Balanced Fund

      The investment  objectives of the fund are: (1)  conservation  of capital,
      (2) current income, and (3) long-term growth of capital and income. The fund approaches the management of its investments as if they constituted the complete investment program of the prudent investor. The fund invests primarily in a broad range of securities, including stocks and bonds (rated Baa or BBB or better by Moody's Investors Service, Inc. or Standard & Poor's Corporation). The fund also invests in securities issued and guaranteed by the U.S. government. Normally, the fund will maintain at least 50% of the value of its assets in common stocks and at least 25% of the value of its assets in debt securities. The fund may also invest in cash or cash equivalents of any issuer to any extent deemed appropriate. The extent of the fund's cash position will depend on market conditions, fund purchases and redemptions, and other factors.

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997


Notes C - INVESTMENTS (continued)

IV.   Fundamental Investor Fund

      The fund's investment objective is to achieve long-term growth of capital and income. It invests primarily in common stocks or securities convertible into common stocks. The fund may also invest in cash or cash equivalents of any issuer to any extent deemed appropriate. the extent of the fund's cash position will depend on market conditions, fund purchases and redemptions, and other factors. For example, in response to abnormal market conditions, the fund may invest substantially in cash or cash equivalents. This may detract form the achievement of the fund's objective over the short term, or may protect the fund during a market downturn.

V.    MFS Fund

      The Fund's investment objective is to provide long-term growth of capital and future income. Any investment involves risk and there can be no assurance that the Fund will achieve its investment objective.

      The portfolio securities of the Fund are selected by a committee of investment research analysts. This committee includes investment analysts employed not only by the Adviser but also by MFS International (U.K.) Limited, a wholly owned subsidiary of MFS. The Fund's assets are allocated among industries by the analysts acting together as a group. Individual analysts are then responsible for selecting what they view as the securities best suited to meet the Fund's investment objective within their assigned industry responsibility.

VI.   Euro-Pacific Growth Fund

      The fund's investment objective is to achieve long-term growth of capital by investing in securities of issuers domiciled outside the U.S. Normally, the fund seeks to achieve this investment objective by investing primarily in equity securities of issuers domiciled in Europe or the Pacific Basin.

VII.  Valley Resources Employee Stock Fund

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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997



NOTE C - INVESTMENTS (continued)

      The number of participants in each fund was as follows:



                                                            December 31, 1998
                                                            -----------------

      LaSalle Fund                                                 58
      American Indexed Bond Fund                                   97
      American Balanced Fund                                       84
      Fundamental Investor Fund                                   151
      MFS Fund                                                    175
      Euro-Pacific Growth Fund                                    102
      Valley Resources, Inc. Employee Stock Fund                  155




                                                            December 31, 1997
                                                            -----------------

      MainStay Stable Value                                        46
      MainStay Institutional Indexed Bond Fund                     78
      MainStay Institutional Indexed Equity Fund                   38
      MainStay Institutional Value Equity Fund                    152
      Warburg Pincus International Fund                            26
      Valley Resources, Inc. Employee Stock Fund                  134



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

           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997


NOTE D - ACQUISITION INDEBTEDNESS

The Plan may direct the Trustee to incur acquisition loans to finance the acquisition of Valley Resources, Inc. securities or to repay a prior acquisition loan. If the Plan borrows money, the loan and any related interest shall be paid first from interest and dividends received from unallocated assets and secondly from additional cash contributions from the Company. At December 31, 1998, the Plan had outstanding borrowings of $2,712,357 from Valley Resources, Inc. that were used to finance the acquisition of Valley Resources, Inc. securities. These borrowings are directly related to bank-financed line credit held by Valley Resources, Inc. which has been refinanced and is due March 31, 2007. The Plan is responsible for repayment of principal and interest at a fixed rate which is the Cost of Funds Rate plus three quarter percent per annum. Unallocated assets have been pledged as collateral against acquisition indebtedness. The borrowings mature as follows: year end March 31, 1999 through March 31, 2006, $150,000 per year with a final installment March 31, 2007, $1,792,200.

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


NOTE E - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS


                             AMERICAN                                            EURO
                             INDEXED     AMERICAN   FUNDAMENTAL                 PACIFIC       VRI          ESOP
                              BOND       BALANCED    INVESTORS       MFS        GROWTH   EMPLOYEE & ER   SUSPENSE
                              FUND         FUND        FUND          FUND        FUND     STOCK FUND       FUND           TOTAL
                             ------------------------------------------------------------------------------------------------------
Balance at Jan. 1, 1997    $      0.00  $     0.00  $      0.00  $      0.00   $    0.00  $      0.00  $       0.00   $        0.00
Change for the year 1997          0.00        0.00         0.00         0.00        0.00   438,632.15    156,235.87      594,868.02

Balance at Dec. 31, 1997          0.00        0.00         0.00         0.00        0.00   438,632.15    156,235.87      594,868.02
Change for the year 1998    (13,417.81)  (1,526.69)   16,001.18   339,151.89    7,055.56   364,249.56    187,800.45      899,314.14
                           -----------  ----------  -----------  -----------   ---------  -----------  ------------   -------------

Balance at Dec. 31, 1998   $(13,417.81) $(1,526.69) $ 16,001.18  $339,151.89   $7,055.56  $802,881.71  $ 344,036.32   $1,494,182.16
                           ===========  ==========  ===========  ===========   =========  ===========  ============   =============


           Valley Resources, Inc. 401-K Employee Stock Ownership Plan

                           December 31, 1998 and 1997


NOTE F - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS

                                                      YEAR ENDED DECEMBER 31, 1998
                           --------------------------------------------------------------------------------------------------------
                            AMERICAN                                               EURO
                            INDEXED      AMERICAN    FUNDAMENTAL                  PACIFIC        VRI          ESOP
                             BOND        BALANCED     INVESTORS       MFS         GROWTH    EMPLOYEE & ER   SUSPENSE
                             FUND          FUND         FUND          FUND         FUND      STOCK FUND       FUND         TOTAL
                           --------------------------------------------------------------------------------------------------------
Amount Realized            $33,547.64   $11,194.76   $ 97,413.17   $159,401.98   $4,543.77   $240,234.41     $0.75      $546,336.48
Cost at Carrying Value      33,997.68    11,098.83    101,061.20    160,022.09    4,731.02    277,598.81      0.63       588,510.26
                           -----------  ----------   -----------   -----------   ---------   -----------     -----      -----------

Net Realized Gain(Loss)    $  (450.04)  $    95.93   $ (3,648.03)  $   (620.11)  $ (187.25)  $(37,364.40)    $0.12      $(42,173.78)
                           ===========  ==========   ===========   ===========   =========   ===========     =====      ===========






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
                          ===========  ===========  =============  ===========   ===========    ===========  =============




NOTE G - TAX STATUS OF PLAN

The Internal Revenue Service has determined and informed the Company by a letter dated July 28, 1998 that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code.

NOTE H - TRANSFER OF PLAN ASSETS

On December 31, 1997, the Plan Administrator directed the sale of all plan assets to be transferred via wire to the Wilmington Trust Company. Prior to the transfer, these investments were converted to cash. These funds were all received by Wilmington Trust Company on January 1, 1998. This transfer was made as a result of a change in custodianship of assets. All assets were placed into like/kind funds.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VALLEY RESOURCES 401-K EMPLOYEE STOCK
                                     OWNERSHIP PLAN



                                     S/S.Partridge
                                     -----------------------------------------
                                     S. Partridge
                                     Vice President, Chief Financial Officer,
                                     Secretary and Treasurer





June 21, 1999

                                                                    Exhibit 24d
                                                                    -----------







               Consent of Independent Certified Public Accountants
               ---------------------------------------------------


     We have issued our report dated April 29, 1999, accompanying the financial statements of Valley Resources, Inc. 401(k)Employee Stock Ownership Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1998. We hereby consent to the incorporation by reference of said report in the Valley Resources, Inc. 401(k) Employee Stock Ownership Plan Registration Statement on Form S-8/S-3 (File No. 33-19259).


                                                  S/Grant Thornton LLP
                                                  -----------------------------
                                                        GRANT THORNTON LLP





Boston, Massachusetts
June 21, 1999