Form 10-Q
period 1999-05-31
VALLEY RESOURCES INC /RI/
filed 1999-07-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 1OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                      Outstanding at
          Class of Common Stock                        May 31, 1999
          ---------------------                       --------------

              $1 Par Value                              4,983,597

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                  May 31, 1999

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Earnings--for
              the three- and nine-months ended May 31, 1999
              and 1998......................................................  3

              Consolidated Condensed Balance Sheets--May 31,
              1999 and August 31, 1998..................................  4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the nine-months ended May 31, 1999 and 1998...................  6

              Notes to Consolidated Condensed Financial Statements..........  7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  8


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K.............................. 11

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings
(Unaudited)

                                            3 Months Ended           9 Months Ended
                                          May 31,     May 31,      May 31,      May 31,
                                           1999        1998         1999         1998
                                          -------     -------      -------      -------
                                        (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues                   $18,303      $17,207      $51,471      $52,120
   Nonutility Revenues                      5,278        5,380       16,581       16,719
                                          -------      -------      -------      -------
     Total                                 23,581       22,587       68,052       68,839
                                          -------      -------      -------      -------

Operating Expenses:
   Cost of Gas Sold                         9,332        8,726       27,200       28,008
   Cost of  Sales - Nonutility              3,587        3,786       10,996       11,613
   Operations                               4,326        4,309       13,429       13,842
   Maintenance                                437          431        1,274        1,246
   Depreciation and Amortization              854          826        2,563        2,476
   Taxes - Other Than Federal Income        1,149        1,120        3,344        3,340
         - Federal Income                     926          870        2,252        1,938
                                          -------      -------      -------      -------
             Total                         20,611       20,068       61,058       62,463
                                          -------      -------      -------      -------
   Operating Income                         2,970        2,519        6,994        6,376
   Other Income - Net of Tax                   53           36          203          158
                                          -------      -------      -------      -------
   Total Income                             3,023        2,555        7,197        6,534
                                          -------      -------      -------      -------
Interest Charges:
   Long-Term Debt                             588          629        1,818        1,862
   Other                                      115           97          403          373
                                          -------      -------      -------      -------
     Total                                    703          726        2,221        2,235
                                          -------      -------      -------      -------
Net Income                                $ 2,320      $ 1,829      $ 4,976      $ 4,299
                                          =======      =======      =======      =======
Average Number of Common
  Shares Outstanding                    4,975,467    4,976,848    4,978,924    4,962,375

Basic Earnings Per Average Common
  Share Outstanding                         $0.47        $0.37        $1.00        $0.87

Dividends Declared on Common Stock        $0.1875      $0.1875      $0.5625      $0.5575



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                           (Unaudited)
                                                             May 31,    Aug. 31,
                                                              1999        1998
                                                             -------    --------
                                                               (in thousands)
ASSETS
Utility Plant - Net                                         $ 51,811    $51,310
                                                            --------    -------
Leased Property - Net                                          1,752      2,303
                                                            --------    -------
Nonutility Property-Net                                        4,175      4,106
                                                            --------    -------
Other Investments                                              1,668      1,637
                                                            --------    -------
Current Assets:
   Cash                                                          961        813
   Accounts Receivable - Net                                  12,490      9,684
   Deferred Fuel Costs                                           -0-        485
   Deferred Unbilled Gas Costs                                   525        438
   Fuel and Other Inventories (Note 3)                         4,624      5,819
   Prepayments                                                   712      1,353
   Common Stock held for Dividend Reinvestment-amounting
     to 9,431 and 10,116 shares respectively (Note 4)            116        121
                                                            --------    -------
           Total                                              19,428     18,713
                                                            --------    -------
Deferred Debits:
   Recoverable Postretirement Benefits                            58        231
   Recoverable Vacations Accrued                                 829        633
   Unamortized Debt Discount and Expense                       1,660      1,712
   Prepaid Pensions                                            9,997      8,824
   Recoverable Deferred FIT                                    5,997      6,109
   Recoverable Transition Obligation                              21         21
   Other                                                       3,370      2,882
                                                            --------    -------
                                                              21,932     20,412
                                                            --------    -------
           Total                                            $100,766    $98,481
                                                            ========    =======



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                (Unaudited)
                                                  May 31,         Aug. 31,
                                                   1999             1998
                                                  -------         --------
                                                       (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                   $  4,993          $  4,993
   Paid In Capital                                  24,741            24,811
   Retained Earnings                                10,373             8,187
   Less: Accounts Receivable from ESOP              (2,640)           (2,768)
                                                  --------          --------
           Total Common Stock Equity                37,467            35,223
                                                  --------          --------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022         20,029            20,039
   7.7% Debentures, Due 2027                         7,000             7,000
   Notes Payable                                     2,486             2,599
                                                  --------          --------
           Total Long-Term Debt                     29,515            29,638
                                                  --------          --------
                  Total Capitalization              66,982            64,861
                                                  --------          --------
Revolving Credit Arrangement                         2,400             2,400
                                                  --------          --------
Obligation Under Capital Lease                         971             1,528
                                                  --------          --------
Current Liabilities:
   Current Maturities of Long-Term Debt                150             2,289
   Obligation Under Capital Lease                      781               775
   Notes Payable                                       900             2,300
   Accounts Payable                                  4,717             4,275
   Security Deposits & Refund Obligations              974               977
   Taxes Accrued                                     2,182               435
   Deferred Fuel Costs                               1,602               -0-
   Accrued Interest                                    989               794
   Other                                               855               741
                                                  --------          --------
           Total                                    13,150            12,586
                                                  --------          --------
Commitment and Contingencies
Deferred Credits                                     4,487             4,513
                                                  --------          --------
Deferred Federal Income Taxes                       12,776            12,593
                                                  --------          --------
                                                  $100,766          $ 98,481
                                                  ========          ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                   For the 9 Months
                                                                        Ended
                                                                  May 31,    May 31,
                                                                   1999       1998
                                                                  -------    -------
                                                                    (in thousands)
Cash Flows from Operating Activities:
  Net Income                                                      $ 4,976    $ 4,299
  Adjustments to Reconcile Net Income to Net Cash used in
  Operating Activities:
     Depreciation and Amortization                                  2,563      2,476
     Provision for Uncollectibles                                     937      1,553
     Deferred Federal Income Taxes                                    183        404
     Amortization of ITC                                              (36)       (36)
  Change in Assets and Liabilities:
     Accounts Receivable                                           (3,743)    (2,783)
     Deferred Fuel Costs                                            2,086       (135)
     Unbilled Gas Costs                                               (87)       (85)
     Fuel and Other Inventories                                     1,194      1,254
     Other Current Assets                                            (527)      (427)
     Accounts Payable, Accrued Expenses and Current Liabilities     2,251      1,931
     Other - Net                                                       40        685
                                                                  -------    -------
          Net Cash Provided by Operating Activities                 9,837      9,136
                                                                  -------    -------
  Cash Flows from Investing Activities:
  Utility Capital Expenditures                                     (2,624)    (2,519)
  Nonutility Capital Expenditures                                    (512)      (825)
  Other Investments                                                   (31)       (24)
                                                                  -------    -------
          Net Cash Used by Investing Activities                    (3,167)    (3,368)
                                                                  -------    -------
  Cash Flows from Financing Activities:
     Dividends Paid                                                (2,790)    (2,786)
     Capital Stock Transactions                                       (70)       877
     Issuance of Long Term Debt                                       -0-        100
     Retirement of Long-Term Debt                                  (2,262)      (172)
     Decrease in Notes Payable                                     (1,400)    (1,900)
                                                                 --------    -------
          Net Cash Used in Financing Activities                    (6,522)    (3,881)
                                                                 --------    -------

Net Increase in Cash                                                  148      1,887
Cash - Beginning                                                      813        820
                                                                  -------    -------
Cash - Ending                                                     $   961    $ 2,707
                                                                  =======    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                     $ 2,026    $ 1,744
                                                                  =======    =======
     Federal Income Taxes                                         $   750    $   -0-
                                                                  =======    =======
   Capital Lease Obligations Incurred                             $    30    $   224
                                                                  =======    =======


The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at May 31, 1999, the results of operations for the three- and nine-months ended May 31, 1999 and 1998 and Statement of Cash Flows for the nine-months ended May 31, 1999 and 1998.

     The results of operations for the three- and nine-month periods ended May 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2
------

     The Corporation computes basic and diluted earnings per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

                                                    (Unaudited)                  (Unaudited)
                                                  3 Months Ended               9 Months Ended
                                                      May 31,                      May 31,
                                                1999         1998            1999         1998
                                             ----------   ----------      ----------   ----------
     Net Income                              $2,320,303   $1,828,521      $4,975,811   $4,298,973
     Weighted average shares outstanding      4,975,467    4,976,848       4,978,924    4,962,375
     Basic and diluted earnings per share         $0.47        $0.37           $1.00        $0.87


Note 3
------

Inventories - Fuel and Other Inventories:
                     (in Thousands)

                                                       (Unaudited)
                                                         May 31,      August 31,
                                                          1999           1998
                                                       ----------     ----------
       Fuels (at average cost)                           $2,038         $3,543
       Merchandise and Other (at average cost)            1,139          1,241
       Merchandise (at LIFO)                              1,447          1,035
                                                         ------         ------
                                                         $4,624         $5,819
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

                                   I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations
---------------------

For the three months ended May 31, 1999 compared to the three months ended May 31, 1998

     The consolidated net income of Valley Resources for the third quarter of fiscal 1999 was $2,320,300 or $0.47 per share compared to net income of $1,828,500 or $0.37 per share for the year earlier third quarter. Net income from utility operations totaled $2,135,800 as compared to $1,642,700 in fiscal 1998's third quarter. Nonutility operations provided net income of $184,500 in the third quarter of fiscal 1999 as compared to $185,800 in the prior year's third quarter.

     Utility gas revenues and volumes for the third quarter of fiscal 1999 and fiscal 1998 were comprised of the following:

                                            Revenues                              Volumes (Mcf's)
                                            --------                              ---------------
                                        1999             1998                  1999              1998
                                        ----             ----                  ----              ----
Base Firm Sales Service             $16,792,900      $15,709,700             2,326,400         2,164,800
Base Firm Transportation                173,700          120,500               143,100           102,500
                                    -----------      -----------             ---------         ---------
   Firm Gas Sales                    16,966,600       15,830,200             2,469,500         2,267,300

Interruptible Service                   581,200          643,000             1,096,300         1,295,300
PGPA Revenues                           662,000          646,100                  ----              ----
Other Revenues                           92,900           87,700                  ----              ----
                                    -----------      -----------             ---------         ---------
   Total Utility Gas Revenues       $18,302,700      $17,207,000             3,565,800         3,562,600
                                    -----------      -----------             ---------         ---------


     Base firm sales service are traditional bundled sales to utility customers. Base firm revenues increased as a result of colder weather when compared to the prior year third quarter, which caused base firm Mcf volumes to increase 7.5 percent. Weather during the third quarter of fiscal 1999 was 10.3 percent colder than the prior year.

     Firm transportation revenues and volumes increased over the prior year third quarter due to eligible commercial and industrial customers electing to purchase unbundled service under the firm transportation service option. Also, throughput volumes increased as a result of existing customers switching from interruptible service to firm transportation service.

     Interruptible service, seasonal and dual-fuel is provided on a bundled basis as well as transportation only service. Interruptible sales service revenues declined $39,400 from the year-earlier quarter level. Interruptible sales volumes remained flat when compared to the prior year third quarter. Revenues from interruptible customers are benchmarked to competitive fuel prices and gas supply availability. The decline in interruptible revenues is directly related to the falling price of the benchmark competitive fuels, primarily fuel oil. Interruptible transportation revenues declined as a result of customers choosing to move to firm transportation and, in certain instances, electing an alternate fuel to meet their energy needs. The margin on interruptible bundled sales is passed through to firm customers through the PGPA ("Purchased Gas Price Adjustment") and has no impact on operating income.

     Nonutility revenues totaled $5,278,200 for the three months ended May 31, 1999, a decrease of 1.9 percent from the third quarter in fiscal 1998. Slight declines in wholesale, propane and AEC sales were responsible for the decrease from the prior year third quarter. Retail sales and the remaining revenues associated with the weather insurance product (see "Liquidity and Capital Resources") slightly offset the decline in nonutility revenues.

Wholesale unit sales declines and decreased sales by AEC negatively impacted nonutility revenues. Propane revenues decreased slightly, despite increased volumes sold more, as a result of lower retail prices due to competition, when compared to the prior year third quarter. Retail merchandise sales increased due to commercial installation projects being completed and increased retail unit sales.

     The average cost of gas distributed to firm customers was $3.61 per Mcf during the third quarter of fiscal 1999 compared to $3.92 per Mcf during the third quarter of fiscal 1998. Changes in gas costs are recovered from customers through the PGPA.

     The decline in nonutility sales in the third fiscal quarter of 1999 as compared to 1998, was responsible for the 5.2 percent decrease in cost of sales-nonutility. Other operation and maintenance expenses remained flat when compared to the prior fiscal year third quarter.

     For the three months ended May 31, 1999, interest expense decreased 3.2 percent when compared to the same quarter last year. Long-term interest expense declined due to the retirement of the 9% notes payable due March 1999, offset slightly by increased short-term borrowings.

For the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998

     For the nine months ended May 31, 1999, the consolidated net income for Valley Resources was $4,975,800 or $1.00 per share compared to net income of $4,299,000 or $0.87 per share for the comparable period in the prior fiscal year. The utility operations provided net income of $4,189,600 compared to $3,597,000 in the comparable period in the prior fiscal year. Nonutility operations provided net income of $786,200 for the nine month period of fiscal 1999 comparable to $702,000 in the prior year's nine month period. Net income for the nine months ended May 31, 1999 was positively impacted by the Corporation's weather insurance product.

     Utility gas revenues and volumes for the nine months ended fiscal 1999 and fiscal 1998 were comprised of the following:

                                               Revenues                      Volumes (Mcf's)
                                               --------                      ---------------
                                        1999           1998                 1999          1998
                                        ----           ----                 ----          ----
Base Firm Sales Service             $47,134,200    $47,715,000           6,523,100     6,655,000
Base Firm Transportation                509,600        277,900             428,900       244,600
                                    -----------    -----------          ----------    ----------
   Firm Gas Sales                    47,643,800     47,992,900           6,952,000     6,899,600

Interruptible Service                 1,637,900      1,871,800           3,684,400     4,126,700
PGPA Revenues                         1,871,400      1,986,700                ----          ----
Other Revenues                          318,300        268,800                ----          ----
                                   ------------    -----------          ----------    ----------
   Total Utility Gas Revenues       $51,471,400    $52,120,200          10,636,400    11,026,300
                                    -----------    -----------          ----------    ----------

     Base firm sales service revenues and volumes, sold through regulated tariffs, remained flat for the nine month period of fiscal 1999 when compared to the prior nine month period, primarily as a result of weather, which was 0.3 percent warmer than the prior year period. For the nine-month period weather was
8.5 percent warmer than normal. The slight decline was also due to customers switching to base firm transportation service as mentioned above.

     Firm transportation revenues and volumes increased over the prior year nine month period, as mentioned above, due to existing customers switching from interruptible service to firm transportation service and eligible commercial and industrial customers electing to purchase unbundled service under the firm transportation service option.

     Interruptible service revenues to seasonal and dual-fuel customers declined $230,600, when compared to the prior year nine month period, as a result of decreased demand for natural gas. Sales to interruptible customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from interruptible bundled sales are returned to firm customers through the PGPA and do not impact the profitability of the Corporation.

     Nonutility  revenues  for  the  nine  months  ended  May 31,  1999  totaled
$16,580,500, a decrease of less than one percent from the fiscal 1998 period. Nonutility revenues continue to be impacted by decreased retail commercial sales, lower propane revenues, despite an increase in gallons sold, and a decline in AEC revenues. Retail commercial sales and installations declined from the prior year due to the timing of projects being completed. Propane revenues declined due to the warmer than normal weather impact on product pricing. Offering fixed price contracts to customers positively impacted the volume of propane sold. Nonutility revenue declines were mitigated by revenue recorded from the weather insurance product mentioned above and an increase in wholesale sales margins as a result of expanding product line sales and a stronger regional economy.

     Operating expenses for the 1999 nine month period were impacted by decreases in the cost of gas sold and nonutility cost of sales. Decreases in the demand for natural gas and a decline in the cost of gas contributed to the decrease in gas costs. The average cost of gas distributed to firm customers was $3.52 per Mcf for the nine months ended May 31,1999 compared to $3.90 per Mcf in the prior year period. Nonutility cost of sales decreased due to the decrease in sales mentioned above.

     Other operation expenses decreased 3.0 percent for the nine months ended May 31,1999 when compared to the period in the prior fiscal year. Operation expenses continue to be positively impacted by a decline in uncollectible and general and administrative expenses. Maintenance expenses remained flat when compared to the prior fiscal year.

     Interest expense decreased less than one percent for the 1999 nine month period when compared to the prior year. The interest expense decline was the result of the decrease in long-term debt related to the 9% notes payable mentioned above.

Liquidity and Capital Resources
-------------------------------

     During the third quarter of fiscal 1999 the liquidity position of the Corporation improved over the second quarter as a result of the collection of accounts receivable and the timing of tax payments. Management believes the available financing arrangements are sufficient to meet cash requirements for the foreseeable future. The funds available under lines of credit at May 31, 1999, were $28,100,000 and there were $900,000 of short-term borrowings outstanding.

     Cash flows were favorably impacted during the third quarter of fiscal 1999 due to the collection of accounts receivable from winter heating sales. Sales during the third quarter were less than anticipated due to warmer than normal weather which negatively impacted liquidity. Additionally, the warmer weather resulted in the holding of supplemental fuel inventories which were anticipated to be sold.

     Construction expenditures increased during the third quarter of fiscal 1999, due to more favorable weather, thereby adversely affecting liquidity.

     The liquidity position of the Corporation will be seasonally affected during the fourth quarter when revenues decline as a result of the lack of heat-sensitive sales in the utility companies. Planned cash expenditures on the construction program will increase during the fourth fiscal quarter and will also negatively impact cash flow.

     In the first fiscal quarter, the Corporation purchased a weather insurance product which applied to the winter heating season from November 1998 through March 1999. This product provided insurance against unfavorable weather conditions. The insurance coverage pays the Corporation cash when degree days for the measurement period fall outside the predetermined variance from normal and payments are due the insurer when weather conditions positively impact revenues above a predetermined limit. The Corporation received a payment from the policy during the third fiscal quarter, thereby favorably impacting liquidity.

Year 2000 Issues
----------------

     The Corporation believes substantially all of the software applications currently in use by the Corporation are certified to be Year 2000 compliant by the software vendors from whom the applications were purchased.

     The Corporation has made plans to modify, replace or upgrade the remainder of the software applications which are not Year 2000 compliant before August 1, 1999. The Corporation has compiled cost estimates of the effort involved to perform those modifications, replacements and upgrades. Currently, management believes that the cost to bring all of its software applications into Year 2000 compliance will not have a material adverse effect on the Corporation's results of operations, and involves a remaining capital outlay of approximately $50,000 to $100,000. There can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse impact on the Corporation. The Corporation has been in contact with its primary third party service providers. These companies, including telephone and electric providers, have indicated that their Year 2000 remediation efforts were in progress and on schedule.

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

                                        VALLEY RESOURCES, INC. AND SUBSIDIARIES



                                                    S/S.Partridge
                                        ---------------------------------------
                                                      S. Partridge
                                        Vice President, Chief Financial Officer,
                                                Secretary and Treasurer


July 14,  1999