Form 10-K
period 1999-08-31
VALLEY RESOURCES INC /RI/
filed 1999-11-26
CIK 102710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 1999

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [__]

     The aggregate market value of the common stock held by non-affiliates, computed on the basis of $18.375 per share (the closing price of such stock on November 15, 1999 on the American Stock Exchange) was $91,746,889.50.

     As of November 15, 1999 there were 4,993,028 shares of Valley Resources, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Certified Public Accountants, Management's Discussion and Analysis, Summary of Consolidated Operations, Dividends, and the Market Data appearing on pages 1 and 6 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1999 are incorporated by reference in Parts I, II and IV.

     The Directors and Executive Officers of the registrant, Executive Compensation and Security Ownership and Certain Beneficial Owners and Management appearing in the Proxy Statement dated November 9, 1999 as filed with the Securities and Exchange Commission are incorporated by reference in Part III.

                                     PART I

Item 1  Business
        --------

     Valley Resources, Inc. (the "Corporation") is a holding company organized in 1979 and incorporated in the State of Rhode Island. The Corporation has five wholly-owned active subsidiaries: Valley Gas Company ("Valley Gas") and Bristol & Warren Gas Company ("Bristol & Warren" and collectively with Valley Gas, the "Utilities")--regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO")--a merchandising and appliance rental company; Valley Propane, Inc. ("Valley Propane")--a wholesale and retail propane company; and Morris Merchants, Inc., d/b/a the Walter Morris Company ("Morris Merchants")--a wholesale distributor of franchised lines in plumbing and heating contractor supply and other energy-related business. The Corporation also owned an 80% interest in Alternate Energy Corporation ("AEC") during fiscal 1999. The Corporation acquired an additional 10% interest from AEC's current management on September 1, 1999 and has the obligation to acquire the remaining 10% in 2001. AEC sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI fuel cell, holds a patent for a natural gas/diesel co-firing system and has a patent pending for a device to control the flow of fuel on dual-fuel equipment.

Utility Operations
------------------

Gas Sales and Transportation

     The Corporation's utility operations are conducted through the Utilities. The Utilities had an average of 63,172 customers during the fiscal year ended August 31, 1999, of which approximately 91% were residential and 9% were commercial and industrial. For the fiscal year ended August 31, 1999, 52% of gas sales were to residential customers and 48% were to commercial and industrial customers.

     The Utilities provide natural gas service to residential, commercial and industrial customers and transportation services to industrial customers. Valley Gas' 92 square mile service territory is located in the Blackstone Valley region in northeastern Rhode Island with a population of approximately 250,000. Bristol & Warren's 15 square mile service territory is located in eastern Rhode Island with a population of approximately 35,000. Since November 1995, the Utilities have operated under a single rate structure.

     The following table shows the distribution of gas sold and transported since fiscal 1995 in millions of cubic feet ("MMcf"):

                                       For the Fiscal Year Ended August 31,
                                   ---------------------------------------------
                                   1999      1998      1997      1996      1995
                                   ----      ----      ----      ----      ----
Residential ..................     4,165     4,225     4,393     4,612     4,078
Commercial ...................     2,054     2,060     2,161     2,252     1,953
Industrial-firm ..............     1,024     1,133     1,440     1,391     1,338
Industrial-seasonal ..........       692       648     1,110     1,047     1,298
Transportation-firm ..........       543       346       -0-       -0-       -0-
Transportation-seasonal ......     4,442     4,895     5,043     3,273     4,419
                                  ------    ------    ------    ------    ------
   TOTAL .....................    12,920    13,307    14,147    12,575    13,086
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

     The prices of alternative sources of energy impact the interruptible and dual fuel markets. The Utilities serve these customers in the nonpeak periods of the year or when competitively priced gas supplies are available. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Prices for these customers are based on the price of the customers' alternative fuel. In order to mitigate the volatility of earnings from interruptible and dual fuel sales, the Utilities roll into the PGPA the margin earned on these interruptible sales and all margins in excess of $1 per thousand cubic feet ("Mcf") of gas sold to dual fuel customers. This margin credit reduces rates to firm customers. This margin treatment alleviates the negative impact that swings in sales can have on earnings in the highly competitive industrial interruptible market.

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

     Short-term borrowing requirements vary according to the seasonal nature of sales and expense activities of the Utilities. As a result, there is a greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, particularly in the summer and fall. Short-term borrowings utilized for construction expenditures generally are replaced by permanent financing when it becomes economical and practical to do so and where appropriate to maintain an acceptable relationship between borrowed and equity resources.

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

     Year-Round Wellhead Firm Supply - Valley Gas is a charter member of the Mansfield Consortium, a group of five local distribution companies that joined together to use their combined market power to secure favorable terms for long-term gas supply. In addition, Valley Gas is an investor in Boundary Gas, Inc. and a customer of Alberta Northeast, LTD, both of which were founded by groups of gas distribution companies in the Northeast to import natural gas from Canada.

     Valley Gas and Bristol & Warren together have 17,367 dekatherms per day ("Dth/day") of year-round firm supply under long-term contracts with two domestic and two Canadian suppliers. Of these contracts, 15,300 Dth/day are due to expire on June 30, 2002, 1,067 Dth on December 1, 2002 and the remainder extends through 2012. All of the Utilities' gas supply contracts are spot-indexed based. The Utilities have flexible take requirements, with no gas categorized as "baseload" supply which must be taken every day.

     Winter-Only Firm Supply - The Utilities believe they are well-positioned with respect to winter-only firm supply. Their actual and prospective long-term contracts are with major participants in this market, and contract prices are at competitively favorable terms.

     Liquefied Natural Gas ("LNG") - Valley Gas is entitled to 5,300 Dth/day of firm supply from Distrigas, which re-vaporizes LNG at its Everett, Massachusetts facility for delivery during the winter months to Valley Gas by Tennessee Gas Pipeline or to Bristol & Warren via Algonquin Gas Transmission. As an option, Valley Gas may take this gas in its liquefied state for transportation by truck to and storage at Valley Gas' on-site LNG tank. A further option allows Valley Gas to increase its maximum daily quantity from 5,300 to 7,550 dekatherms ("Dth"). There are no minimum takes, and the contract runs through October 31, 2005. Valley Gas also has a multi-year contract with Distrigas for 250,000 Dth of LNG.

     Maritimes & Northeast Pipeline - Valley Gas has a one year contract for 180,000 Dth of firm winter-only gas supply which is delivered from Canada by Maritimes & Northeast Pipeline and then to Valley's city gate by Tennessee Gas Pipeline.

     Pawtucket Power Co-Generation Plant - Valley Gas is entitled under long-term contract to utilize up to 540 Dth per hour, with a maximum annual quantity of 333,000 Dth, of natural gas used by Pawtucket Power in its generation of electricity and steam. This firm gas supply originates in Alberta, Canada.

     Underground Storage - The Utilities have 1,544,258 Dth of underground storage capacity with Tennessee Gas Pipeline, Texas Eastern Gas Transmission, CNG Transmission and National Fuel Gas Supply Corporation, with a total maximum daily withdrawal quantity of 20,589 Dth. The Utilities' inject underground storage gas during the non-winter months into fields located in Pennsylvania and New York for subsequent withdrawal during the winter when customer demand is greatest.

     Interstate Pipeline Capacity - The Utilities utilize firm pipeline capacity for two basic purposes: 1) daily transportation of firm and spot market gas supply throughout the year from the Gulf Coast to their city gates, and 2) winter-only transportation of underground storage gas to their city gates.

     Gas Supply Pipeline Capacity - Total year-round firm capacity is 24,912 Dth/day. Of this total, 82% expires by November 1, 2002, and the remainder extends through 2012.

     Storage  Pipeline  Capacity  -  The  Utilities'   storage-related  pipeline
capacity totals 12,738 Dth/day. About 85% of this capacity expires November 1, 2002, and the remainder extends through 2012.

     On-Site LNG and Propane Storage - In addition to the gas delivered by the interstate pipeline, the Utilities have on-site storage facilities for liquid propane gas ("LPG"), with Valley Gas having about 857,000 gallons and Bristol & Warren having about 117,000 gallons of LPG storage. Valley Gas also has on-site storage facilities for 968,320 gallons (about 85,000 Dth) of LNG. Both LPG and LNG are vaporized into the Utilities' distribution systems during periods of peak demand and utilized as backup in the event of failure of an upstream pipeline to deliver needed gas supplies.

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

Gas Distribution System

     Valley Gas' distribution system consists of approximately 900 miles of gas mains and service lines. Bristol & Warren's gas distribution system consists of approximately 100 miles of gas mains and service lines. The aggregate maximum daily quantity of gas that may be distributed through the Utilities from their own facilities and under existing supply and transportation contracts is approximately 100 MMcf, and the maximum daily gas sendouts for all sales customers of the Utilities during the last five fiscal years were 71 MMcf in 1999, 70 MMcf in 1998, 73 MMcf in 1997, 71 MMcf in 1996 and 66 MMcf in 1995.

Gas Marketing
------------

     The Utilities filed to unbundle their firm commercial and industrial tariffs with the RIPUC in September 1996. Effective June 1, 1997, the Utilities were authorized to offer transportation rates to large commercial and industrial customers and redesign the rates for other customers.

Appliance Contract Sales and Rentals
------------------------------------

     The Corporation conducts appliance sales, service contract sales and appliance rentals through its subsidiaries VAMCO and Morris Merchants. VAMCO's revenues are generated through retail appliance sales, service contract sales and the rental of gas-fired appliances. Morris Merchants has contracts for the distribution of certain lines that it wholesales. At this time the Corporation has no reason to believe it will lose any of its existing lines. The merchandising subsidiaries are in competitive businesses with competition based on many factors, including price, quality of product and service.

Propane Operations
------------------

     The propane operations are conducted through Valley Propane, which sells, at retail, liquid propane gas to residential and commercial customers in Rhode Island and nearby Massachusetts. At August 31, 1999, Valley Propane had 2,508 customers. Valley Propane also supplies propane to holding customers of the Utilities. These customers are serviced by Valley Propane until the Utilities can connect mains and service lines. Valley Propane is also impacted by weather, as a large percentage of its customers use propane as a primary source of heat. Valley Propane increases and decreases the selling price of its gas depending upon supply and competition.

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

     In fiscal 1998, AEC opened a public natural gas vehicle ("NGV") refueling station located at the Valley Resources corporate headquarters. AEC buys gas from Valley Gas and retails it to a number of different customers.

     The Corporation acquired an 80% interest in AEC in May 1996. It acquired an additional 10% interest from AEC's management on September 1, 1999. The Corporation is required to acquire the remaining 10%, which is currently held by the management of AEC, in 2001.

Environmental Proceedings
-------------------------

     For information regarding the Corporation's potential environmental liabilities, see "Management's Discussion and Analysis of the Results of Operations and Financial Condition - Liquidity and Capital Resources", pages 36 and 37, and Note H, page 27, in the 1999 Annual Report to Stockholders which is incorporated by reference herein.

Item 2   Properties

            1595 Mendon Road, Cumberland, Rhode Island
            Office, Sales, and Service Center

     This location comprises the headquarters, sales and service operation of the Corporation, Valley Gas, VAMCO and Valley Propane. It includes accounting, billing, credit, engineering, garage, maintenance, service, storeroom and construction. The headquarters and sales office for AEC are also located at this facility. The Corporation considers these facilities to be suitable and adequate to meet its needs.

            425 Turnpike Street
            Canton, Massachusetts
            Office and Warehouse Facilities

     Morris Merchants conducts its business at this leased warehouse and office building in Canton, MA. Since its business does not require any special facilities, its leased facilities are not significant to its operation. The total lease payments are less than 1 percent of all corporate assets of the Corporation.

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

Item 3   Legal Proceedings
         -----------------

     There were no material legal proceedings pending to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except two environmental claims that were asserted against Valley Gas as referred to in Note H, page 27, in the 1999 Annual Report to Stockholders which is incorporated by reference herein.


Item 4   Submission of Matters to a
         Vote of Security Holders

            None

Executive Officers of the Registrant
------------------------------------

     The names, ages, and position of all the executive officers of the Corporation on October 15, 1999 are listed below, together with their business experience during the past five years. All officers of the Corporation are elected or appointed annually by the board of directors at the directors' first meeting following the Annual Meeting of Stockholders.

                                                       Business Experience
 Name              Age         Position               During Last Five Years

Alfred P. Degen    52  Chairman, President and  Chairman since December 1997;
                         Chief Executive         Chief Executive Officer of
                         Officer                 Valley Resources, Inc. since
                                                 March 1995; President, Valley
                                                 Resources, Inc. from July
                                                 1994; Executive Vice Presi-
                                                 dent, Philadelphia Gas Works
                                                 for more than 5 years prior
                                                 to July 1994.

Charles K. Meunier 57  Vice President,          Vice President Operations since
                         Operations              December 1994; Assistant Vice
                                                 President  Operations and Human
                                                 Resources prior to December
                                                 1994.

Richard G. Drolet  51  Vice President,          Vice President Information
                         Information Systems     Systems and Corporate Planning
                         and Corporate           since December 1994; Assistant
                         Planning                Vice President Information
                                                 Systems and Corporate Planning
                                                 prior to December 1994.

Sharon Partridge   43  Vice President,          Vice President, Chief Financial
                         Chief Financial         Officer and Secretary since
                         Officer, Secretary      June 1999; Assistant Vice
                         and Treasurer           President Finance and Treasurer
                                                 since December 1994; Assistant
                                                 Treasurer prior to December
                                                 1994.

Jeffrey P. Polucha 44  Vice President,          Vice President Marketing and
                         Marketing and           Development since December
                         Development             1994; Manager Residential and
                                                 Propane Sales prior to December
                                                 1994.

                                     PART II


Item 5   Market for the Registrant's Securities
         and Related Stockholder Matters
         --------------------------------------

     The common stock market prices, dividends declared and dividend restrictions appearing on pages 1, 6 and 25 of the Annual Report to Stockholders for the fiscal year ended August 31, 1999 are incorporated herein by reference. The common stock of Valley Resources, Inc. is listed on the American Stock Exchange under the symbol VR. There were 2,062 shareholders of record at August 31, 1999.

Item 6   Selected Financial Data
         -----------------------

     The selected financial data (Summary of Consolidated Operations) appearing on page 38 of the Annual Report to Stockholders for the fiscal year ended August 31, 1999 is incorporated herein by reference.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

     Management's discussion and analysis of the results of operations, liquidity and capital resources appearing on pages 33 through 37 of the Annual Report to Stockholders for the fiscal year ended August 31, 1999 are incorporated herein by reference.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      Not applicable

Item 8   Financial Statements and Supplementary Data
         -------------------------------------------

     The following consolidated financial statements of the registrant and its subsidiaries appearing on pages 18 through 32 in the Annual Report to Stockholders for the fiscal year ended August 31, 1999 are incorporated herein by reference:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1999

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1999

         Consolidated Balance Sheets - August 31, 1999 and 1998

         Consolidated Statements of Changes in Common Stock Equity for each of the three years in the period ended August 31, 1999

         Consolidated Statements of Capitalization - August 31, 1999 and 1998

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

     Information regarding the directors of the registrant appearing on pages 2 through 5 of the Proxy Statement filed with the Securities and Exchange Commission on November 9, 1999 is incorporated herein by reference.


Section 16 (a)  Beneficial Ownership Reporting Compliance
---------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and persons who own more than 10% of a registered class of the Corporation's equity securities ("insiders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Corporation, the Form 4 for the month of May 1999 for Alfred P. Degen was filed one date late for the purchase of 1,000 shares of Common Stock. Due to a clerical error, dividend reinvestment plan acquisitions on Form 5 for Messrs. DeAngelis, Farnum, Davison and Guthrie were filed 16 days late.


Item 11  Executive Compensation
         ----------------------

     Information regarding management compensation appearing on pages 6 through 9 of the Proxy Statement filed with the Securities and Exchange Commission on November 9, 1999 is incorporated herein by reference.


Item 12  Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

     Information regarding the beneficial owners of more than 5 percent of the outstanding Common Stock of the Corporation, the only class of equity security issued and outstanding, and the security ownership of management appearing on pages 1 and 2 of the Proxy Statement filed with the Securities and Exchange Commission on November 9, 1999 is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions
         ----------------------------------------------

            None.

                                     PART IV


Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K
         ---------------------------------

(a) 1. The following consolidated financial statements of Valley Resources, Inc. and subsidiaries appearing on pages 18 through 32 in the Annual Report to Stockholders for the year ended August 31, 1999 are incorpo-rated by reference in Item 8:

         Consolidated Statements of Earnings for each of the three years in the period ended August 31, 1999

         Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1999

         Consolidated Balance Sheets - August 31, 1999 and 1998

         Consolidated Statements of Changes in Common Stock Equity
              for each of the three years in the period ended August 31,
              1999

         Consolidated Statements of Capitalization - August 31, 1999
              and 1998

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

         4. (a)   Shareholder Rights Plan dated as of June 18, 1991 (Filed on
                    Form 8-K dated June 28, 1991 is hereby incorporated by reference.)

         4. (b)   Indenture between Valley Resources, Inc. and Mellon Bank,
                    N.A., Trustee dated as of September 1, 1997. (Exhibit 4 to the Corporation's Registration Statement on Form S-2
                    (File No. 333-30113) is hereby incorporated by reference.)

         4. (c)   Indenture of First Mortgage dated as of December 15, 1992
                    between Valley Gas Company, Valley Resources, Inc.
                    as guarantor and State Street Bank and Trust Company, Trustee (Exhibit 4 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1993 is hereby incorporated by reference.)

         4. (d)   Loan Agreement between Valley Resources, Inc. and Fleet
                    National Bank dated June 30, 1997 (Exhibit 10 to the Corpo-ration's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 is incorporated herein by reference.)

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

         10. (c)  Valley Resources, Inc. 1999 Executive Incentive Plan dated
                    September 1, 1998.

         10. (d)  Change in Control agreement dated April 1, 1999 between Valley
                    Resources, Inc. and Alfred P. Degen.

         10. (e)  Change in Control agreement dated June 15, 1999 between Valley
                    Resources, Inc. and Sharon Partridge, as amended June 15, 1999.

         10. (f)  Change in Control agreement dated April 1, 1999 between Valley
                    Resources, Inc. and Charles K. Meunier.

         10. (g)  Change in Control agreement dated April 1, 1999 between Valley
                    Resources, Inc. and Richard G. Drolet.

         10. (h)  Change in Control agreement dated April 1, 1999 between Valley
                    Resources, Inc. and Jeffrey P. Polucha.

             Other Material Contracts or Agreements

         10. (i)  Firm Storage Service Transportation contract between Valley
                    Gas and Tennessee Gas Pipeline Company, dated December 15, 1985 (Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1986 is hereby incorpo-rated by reference.)

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

         10. (r)  Precedent Agreement for Firm Services on Maritimes and
                    Northeast Pipeline Project Phase II dated September 21, 1996, between Valley Gas and Maritimes and Northeast Pipeline L.L.C. (Exhibit 10 to the Corporation's Regis-tration Statement on Form S-2 (File No. 333-30113) is hereby incorporated by reference.)

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

   13.   Annual Report to Stockholders.

   21. Subsidiaries of the Registrant (Exhibit 21 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1996 is incorpo-rated herein by reference.)

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

                                        VALLEY RESOURCES, INC. AND SUBSIDIARIES

Date:  November 26, 1999             By s/S. Partridge
                                        ---------------------------------------
                                        Sharon Partridge
                                        Vice President, Chief Financial Officer,
                                        Secretary  & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Date:    November 26, 1999            s/A. P. Degen
                                       ----------------------------------------
                                       Alfred P. Degen, Chairman, President and
                                       Chief Executive Officer

 Date:    November 26, 1999            s/S. Partridge
                                       ----------------------------------------
                                       Sharon Partridge, Vice President, Chief
                                       Financial Officer, Secretary & Treasurer

 Date:    November 26, 1999            s/E. N. Agresti
                                       ----------------------------------------
                                       Ernest N. Agresti, Director

 Date:    November 26, 1999
                                       ----------------------------------------
                                       Melvin G. Alperin, Director

 Date:    November 26, 1999
                                       ----------------------------------------
                                       C. Hamilton Davison, Director

 Date:    November 26, 1999            s/D. A. DeAngelis
                                       ----------------------------------------
                                       Don A. DeAngelis, Director

 Date:    November 26, 1999
                                       ----------------------------------------
                                       James M. Dillon, Director

 Date:    November 26, 1999            s/J. K. Farnum
                                       ----------------------------------------
                                       Jonathan K. Farnum, Director

 Date:    November 26, 1999            s/J. F. Guthrie
                                       ----------------------------------------
                                       John F. Guthrie, Jr., Director

 Date:    November 26, 1999
                                       ----------------------------------------
                                       Eleanor M. McMahon, Director




                                                                    Item 14(a) 2


                     VALLEY RESOURCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE VIII

                Fiscal Years Ended August 31, 1999, 1998 and 1997


               Column A                      Column B                       Column C                   Column D           Column E
               --------                      --------        ---------------------------------         --------           --------

                                                                           Additions
                                                             ---------------------------------
                                           Balance at             (1)                 (2)            Deductions          Balance at
                                          Beginning of      Charged to Costs      Charged to            from               End of
             Description                     Period           and Expenses      Other Accounts        Reserves             Period
             -----------                  ------------      ----------------    --------------       ----------          ----------
1999
----
Allowance for doubtful accounts             $928,279          $1,247,842        $123,891 (a)       $  990,602 (b)      $1,309,410

1998
----
Allowance for doubtful accounts             $840,433          $1,912,813        $126,610 (a)       $1,951,577 (b)      $  928,279

1997
----
Allowance for doubtful accounts             $719,721          $1,603,597        $183,220 (a)       $1,666,105 (b)        $ 840,433


Notes:  (a)  Collections on accounts previously charged off.
        (b)  Accounts charged off.


               Report of Independent Certified Public Accountants
                       on Consolidated Financial Schedule



To the Shareholders of
Valley Resources, Inc.


     In connection with our audit of the consolidated financial statements of Valley Resources, Inc. and subsidiaries referred to in our report dated September 27, 1999, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also examined the schedule listed in the index at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            GRANT THORNTON LLP





Boston, Massachusetts
September 27, 1999