Form 10-Q
period 1999-11-30
VALLEY RESOURCES INC /RI/
filed 2000-01-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 1OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                       Outstanding at
           Class of Common Stock                       Dec. 31, 1999
           ---------------------                       -------------

               $1 Par Value                              4,982,097

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                NOVEMBER 30, 1999

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Operations--for
              the three-months ended November 30, 1999
              and 1998......................................................  3

              Consolidated Condensed Balance Sheets--November 30,
              1999 and August 31, 1999..................................  4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the three-months ended November 30, 1999 and 1998.............  6

              Notes to Consolidated Condensed Financial Statements..........  7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  8


PART   II:    OTHER INFORMATION

Item     4.   Submission of Matters to a Vote of Security Holders........... 10

Item     6.   Exhibits and Reports on Form 8-K.............................. 10

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                                          For the 3 Months Ended
                                                           Nov. 30,     Nov. 30,
                                                             1999         1998
                                                          --------      --------

                                                            (in thousands except
                                                             share and per share
                                                                   numbers)
Operating Revenues:
   Utility Gas Revenues                                    $10,280      $ 9,824
   Nonutility Revenues                                       6,118        5,446
                                                           -------      -------
      Total                                                 16,398       15,270
                                                           -------      -------
Operating Expenses:
   Cost of Gas Sold                                          5,627        5,142
   Cost of Sales - Nonutility                                4,253        3,788
   Operations                                                4,332        4,611
   Maintenance                                                 448          409
   Depreciation and Amortization                               914          857
   Taxes - Other Than Federal Income                           892          866
         - Federal Income                                     (308)        (449)
                                                           -------      -------
             Total                                          16,158       15,224
                                                           -------      -------
Operating Income                                               240           46
Other Income - Net                                              84           68
Merger -related (Expenses)                                    (400)         -0-
                                                           -------      -------
Total Income (Loss)                                            (76)         114
                                                           -------      -------
Interest Charges:
   Long-Term Debt                                              569          619
   Other                                                       178          132
                                                           -------      -------
      Total                                                    747          751
                                                           -------      -------
Net Loss                                                   $  (823)     $  (637)
                                                           =======      =======

Weighted Average Number of Common Shares Outstanding     4,979,447    4,984,431

Basic Loss Per Average Common Share Outstanding            $ (0.17)     $ (0.13)

Dividends Declared on Common Stock                         $0.1875      $0.1875




The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                           (Unaudited)
                                                             Nov. 30,   Aug. 31,
                                                               1999       1999
                                                             --------   --------
                                                                (in thousands)
ASSETS
Utility Plant - Net                                          $ 52,767   $ 52,334
                                                             --------   --------
Leased Property - Net                                           1,360      1,556
                                                             --------   --------
Nonutility Property-Net                                         4,182      4,163
                                                             --------   --------
Other Investments                                               1,744      1,740
                                                             --------   --------
Current Assets:
   Cash                                                           436        750
   Accounts Receivable - Net                                   11,096      9,817
   Deferred Fuel Costs                                            377        -0-
   Deferred Unbilled Gas Costs                                  1,361        432
   Fuel and Other Inventories (Note 3)                          6,912      5,959
   Prepayments                                                  1,204      1,511
   Common Stock held for Dividend Reinvestment-amounting
     to 5,659 and 10,019 shares, respectively (Note 4)             81        143
                                                             --------   --------
           Total                                               21,467     18,612
                                                             --------   --------
Deferred Debits:
   Recoverable Vacations Accrued                                  620        611
   Unamortized Debt Discount and Expense                        1,626      1,643
   Prepaid Pensions                                            10,827     10,388
   Recoverable Deferred FIT                                     5,950      6,062
   Recoverable Transition Obligation                               11         11
   Other                                                        3,898      3,103
                                                             --------   --------
                                                               22,932     21,818
                                                             --------   --------
           Total                                             $104,452   $100,223
                                                             ========   ========



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Cont'd.)


                                                       (Unaudited)
                                                         Nov. 30,       Aug. 31,
                                                           1999           1999
                                                        ---------      ---------
                                                             (in thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common Stock                                         $  4,993       $  4,993
   Paid In Capital                                        24,740         24,756
   Retained Earnings                                       6,894          8,650
   Less: Accounts Receivable from ESOP                    (2,537)        (2,594)
                                                        --------       --------
           Total Common Stock Equity                      34,090         35,805
                                                        --------       --------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Due 2022                      20,029         20,029
   7.7% Debentures, Due 2027                               7,000          7,000
   Note Payable                                            2,387          2,444
                                                        --------       --------
           Total Long-Term Debt                           29,416         29,473
                                                        --------       --------
                  Total Capitalization                    63,506         65,278
                                                        --------       --------
Revolving Credit Arrangement                               2,400          2,400
                                                        --------       --------
Obligation Under Capital Lease                               621            775
                                                        --------       --------
Current Liabilities:
   Current Maturities of Long-Term Debt                      150            150
   Obligation Under Capital Lease                            739            781
   Notes Payable                                          10,100          4,800
   Accounts Payable                                        6,589          5,386
   Security Deposits & Refund Obligations                  1,029            968
   Taxes Accrued (Debit)                                    (251)           609
   Deferred Fuel Costs                                       -0-            427
   Accrued Interest                                        1,088            761
   Other                                                     651            716
                                                        --------       --------
           Total                                          20,095         14,598
                                                        --------       --------
Commitments and Contingencies
Deferred Credits                                           4,477          4,304
                                                        --------       --------
Deferred Federal Income Taxes                             13,353         12,868
                                                        --------       --------
                                                        $104,452       $100,223
                                                        ========       ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                  For the 3 Months
                                                                        Ended
                                                                 Nov. 30,   Nov. 30,
                                                                   1999       1998
                                                                 --------   --------
                                                                    (in thousands)
Cash Flows from Operating Activities:
   Net Loss                                                      $  (823)   $  (637)
   Adjustments to Reconcile Net Loss to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                    914        857
     Provision for Uncollectibles                                     313        312
     Deferred Federal Income Taxes                                    485        570
     Amortization of ITC                                              (12)       (12)
   Change in Assets and Liabilities:
     Accounts Receivable                                           (1,592)    (1,148)
     Deferred Fuel Costs                                             (804)      (525)
     Unbilled Gas Costs                                              (929)      (865)
     Fuel and Other Inventories                                      (953)      (468)
     Other Current Assets                                             (71)      (247)
     Accounts Payable, Accrued Expenses and Current Liabilities       404        657
     Other - Net                                                     (172)       294
                                                                 --------   --------
           Net Cash Used in Operating Activities                   (3,240)    (1,212)
                                                                 --------   --------
Cash Flows from Investing Activities:
   Utility Capital Expenditures                                    (1,189)    (1,206)
   Nonutility Capital Expenditures                                   (176)      (160)
   Other Investments                                                   (4)        (4)
                                                                 --------   --------
           Net Cash Used in Investing Activities                   (1,369)    (1,370)
                                                                 --------   --------
Cash Flows from Financing Activities:
     Dividends Paid                                                  (932)      (935)
     Capital Stock Transactions                                       (16)       (20)
     Retirement of Long-Term Debt                                     (57)       (38)
     Increase in Notes Payable                                      5,300      3,700
                                                                 --------   --------
           Net Cash Provided by Financing Activities                4,295      2,707
                                                                 --------   --------

Net (Decrease) Increase in Cash                                      (314)       125
Cash - Beginning                                                      750        813
                                                                 --------   --------
Cash - Ending                                                    $    436   $    938
                                                                 ========   ========

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                    $    421   $    456
                                                                 ========   ========
     Federal Income Taxes                                        $    125   $    -0-
                                                                 ========   ========
   Capital Lease Obligations Incurred                            $    -0-   $      4
                                                                 ========   ========


The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at November 30, 1999, the results of operations for the three-months ended November 30, 1999 and 1998 and Statements of Cash Flows for the three-months ended November 30, 1999 and 1998.

     The results of operations for the three-month periods ended November 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2
------

     The Corporation computes basic and diluted earnings and loss per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

                                                             (Unaudited)
                                                         Three Months Ended
                                                            November 30,
                                                       1999              1998
                                                  ------------      ------------
     Net Loss                                     $  (823,489)      $  (636,615)
     Weighted average shares outstanding            4,979,447         4,984,431
     Basic and diluted losses per share                $(0.17)           $(0.13)


Note 3
------

Inventories - Fuel and Other Inventories:
                  (in Thousands)

                                                          (Unaudited)
                                                          November 30,  August 31,
                                                              1999         1999
                                                          ------------  ----------
     Fuels (at average cost)                                 $4,382       $3,462
     Merchandise and Other (at average cost)                  1,160        1,234
     Merchandise (at LIFO)                                    1,370        1,263
                                                             ------       ------
                                                             $6,912       $5,959
                                                             ======       ======


Note 4
------

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

Note 5
------

     On December 1, 1999, Southern Union Company and Valley Resources Inc. announced that they have signed a definitive merger agreement under which Valley Resources will ultimately merge into Southern Union Company in a transaction which is valued at approximately $160 million, including assumption of our debt. See the section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" entitled "Valley Resources Inc./Southern Union Company Merger" for further details.

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations
---------------------

For the three months ended November 30, 1999 as compared to the three months ended November 30, 1998

     For the first quarter of fiscal 2000, the consolidated net loss for Valley Resources was $823,500 or $0.17 per share as compared to a net loss of $636,600 or $0.13 per share in the year earlier quarter. The utility operations loss was $696,700 as compared to $748,700 in fiscal 1999's first quarter. The nonutility operations loss was $126,800 in the first quarter of fiscal 2000 as compared to net income of $112,100 in the prior year's first quarter. The nonutility operations loss, in the fiscal 2000 period, was primarily attributable to merger-related expenses of $400,000 or $0.08 per share.

Utility Gas Operations
----------------------

     Utility gas revenues and volumes for the first quarter of fiscal 2000 and fiscal 1999 were as follows:

                                                Revenues                            Volumes (Mcf's)
                                                --------                            ---------------
                                          2000            1999                    2000           1999
                                          ----            ----                    ----           ----
Base Firm Sales Service                $ 8,558,800     $8,563,800               1,103,300       1,118,900
Base Firm Transportation                   160,900        157,700                 129,800         134,000
                                       -----------     ----------               ---------       ---------
     Subtotal                            8,719,700      8,721,500               1,233,100       1,252,900

Interruptible service                    1,055,700        718,000               1,417,600       1,462,200
PGPA Revenues                              514,900        333,400                      --              --
Other Revenues                             (10,600)        51,400                     --              --
                                       -----------     ----------               ---------       ---------
     Total Utility Gas Revenues        $10,279,700     $9,824,300               2,650,700       2,715,100
                                       ===========     ==========               =========       =========


     Base firm sales service and transportation are provided to customers under regulated tariff schedules. Base firm revenues declined slightly due to lower volumes of firm Mcf sales and transportation to industrial customers during the period. Weather was 3.2 percent warmer than the prior year and 11.9 percent warmer than a normal year.

     Interruptible service is provided on both a bundled sales basis as well as a transportation only service. Interruptible sales service revenues increased $314,400 over the prior year's quarter, resulting from an increase of 6.1 percent in volume sold and the rising price of competitive fuels, primarily fuel oil. Interruptible transportation revenues increased slightly, despite a decline in volume transported, as a result of a downward billing adjustment included in the first quarter of the prior year. The margin on interruptible sales is passed through to firm customers through the PGPA and has no impact on operating income.

     Cost of gas sold increased 9.4 percent over the prior year period as a result of increased wholesale natural gas prices from wellhead suppliers. The average cost per Mcf of gas distributed was $4.37 during the first quarter of fiscal 2000 as compared to $3.94 during the first quarter of fiscal 1999.

     Other operating expenses declined 9.6 percent from the prior year period, primarily due to decreased expenses relating to funding of post-retirement benefits, rate case amortization and general operating expenses.

     Interest expense increased 8.7 percent over the prior year stemming from increased short-term borrowings and higher interest rates.

Nonutility Operations
---------------------

     The nonutility operations are comprised of the sales and cost of sales-nonutility for the Corporation's other subsidiaries. They consist of wholesale operations which are included in the Contract Sales section and Retail, propane, AEC and Corporate operations which are included in the All Other Operations section.

Contract Sales
--------------

     Contract revenues totaled $3,716,200, a decrease of 6 percent from the prior year period. Lower unit sales accounted for the revenue decline. Customers building inventory during the end of fiscal 1999 in anticipation of fall demands for heating equipment and supplies caused the decline in unit sales.

     Cost of sales - nonutility declined 7 percent from fiscal 1999 first quarter levels, as a direct result of the decline in unit sales mentioned above.

     Other operating expenses decreased 3.2 percent resulting from lower commission and sales expenses when compared with the prior year period.

All Other Operations
--------------------

     The nonutility revenues associated with this segment totaled $2,402,200 for the three months ended November 30, 1999, as compared with $1,493,900 for the first quarter in fiscal 1999. Retail sales and AEC sales were primarily responsible for the increase over the prior fiscal year period. Retail merchandise sales improved as a result of increased unit sales of residential home heating equipment and installations, fostered by an aggressive marketing campaign and a strong regional economy. Revenues associated with AEC increased due to the sale of its first natural gas fuel cell in the State of Rhode Island. Propane revenues and gallons sold increased over the prior year period, despite a slight decline in gross margin in the face of product price competition.

     Cost of sales - nonutility for retail, AEC and propane operations were $1,302,400 as compared to $616,700 for the prior year period. This increase was the direct result of the increased sales and costs related to the fuel-cell sale mentioned above.

     Other operating expenses totaled $673,900, an 11.2 percent increase over the first fiscal quarter of 1999. An increase in labor cost was responsible for the increase over the prior year period.

Merger-Related Expenses
-----------------------

     In the first fiscal quarter ended November 30, 1999, the Corporation recorded $400,000 of merger-related expenses comprised of legal and investment banking fees. See section entitled "Valley Resources Inc./Southern Union Company Merger", below for further details.

Liquidity and Capital Resources
-------------------------------

     Operations during the first fiscal quarter typically do not generate sufficient cash to meet gas costs and construction requirements. Management believes available financing is sufficient to meet cash requirements for the foreseeable future. The available borrowings under lines of credit at November 30, 1999, were $18,900,000; there were $10,100,000 of short term borrowings outstanding.

     Cash flow was negatively impacted during the first quarter by increased natural gas prices and the requirement to increase inventories of supplemental fuels to meet winter requirements. Construction expenditures continued during the first fiscal quarter, as planned, due to more favorable weather conditions, thereby adversely effecting liquidity. The accrual and payment of merger-related expenses, referred to above, also negatively impacted liquidity.

     A receivable lag that is generally experienced during the first fiscal quarter is expected to be reversed in the second fiscal quarter and revenues are expected to increase with colder weather. Cash flow should be favorably affected by a reduction in construction expenditures which normally accompanies winter weather conditions in the second fiscal quarter.


     In the first fiscal quarter, the Corporation purchased a weather insurance product which applies to the winter heating season from November 1999 through March 2000. This product provides insurance against unfavorable shifts in weather conditions. The insurance coverage either pays to or receives from the Corporation cash when degree days for the measurement period fall outside the predetermined variance from normal. The policy acts like a "collar" in that payments are due the insurer when weather conditions positively impact revenues above a predetermined limit. The measurement period occurs at the expiration of the policy.

Valley Resources, Inc./Southern Union Company Merger
----------------------------------------------------

     On December 1, 1999, the Southern Union Company and Valley Resources Inc. announced that they have signed a definitive merger agreement under which Valley Resources will ultimately merge into Southern Union Company in a transaction which is valued at approximately $160 million, including assumption of our debt. Under the terms of the agreement, Valley Resources shareholders will receive $25.00 in cash per share of Valley Resources common stock. The business combination will be accounted for under the purchase method of accounting.

     This transaction requires the approval of the holders of a majority of the outstanding Valley Resources shares, the Rhode Island Legislature, regulators in Rhode Island, as well as regulators in Missouri, Pennsylvania and Florida where Southern Union currently has operations. The merger is expected to be completed by September 2000.

Year 2000 Issues
----------------

     As of January 10, 2000, the Corporation can report that the transition rollover to the Year 2000 was completed according to normal operating procedures with no interruption to business services. The Corporation's software applications, hardware and embedded chips have experienced no problems. The interaction with third parties has also proceeded according to normal business schedules without difficulties.

     Software applications currently in use by the Corporation were certified to be Year 2000 compliant by the software vendors from whom the applications were purchased. The Corporation had modified, replaced or upgraded those applications which were not Year 2000 compliant and based on its testing of its systems, management believed its systems were Year 2000 compliant. The Corporation compiled cost estimates of the effort involved to perform those modifications, replacements and upgrades and to date Year 2000 related costs have not been material to the Corporation.

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

                           PART II: OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Stockholders of Valley Resources, Inc. was held on December 14, 1999, for the purpose of electing a class of directors to its Board. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors were elected by the following vote:

                                                   Shares                Shares
                                                   Voted                 Voted
                                                   "For"               "Withheld"
                                                 ---------             ----------
       Ernest N. Agresti                         4,435,255               61,913
       Don A. DeAngelis                          4,441,557               54,611
       Virginia Roberts                          4,427,838               68,330


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)   27.  Financial Data Schedule.

       (b)   Reports on Form 8-K

             On December 6, 1999, the Corporation filed a Current Report on Form 8-K dated December 6, 1999 Reporting in Item 5 an Agreement and Plan of Merger between Valley Resources Inc. and Southern Union Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                  S/S. Partridge
                                        ----------------------------------------
                                        S. Partridge
                                        Vice President, Chief Financial Officer,
                                          Treasurer and Secretary


January 14,  2000