Form 10-K/A
period 1999-08-31
VALLEY RESOURCES INC /RI/
filed 2000-03-24
CIK 102710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 1999

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
    Title of Each Class                                   on Which Registered
    -------------------                                  ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [__]

     The aggregate market value of the common stock held by non-affiliates, computed on the basis of $22.25 per share (the closing price of such stock on March 23, 2000 on the American Stock Exchange) was $111,094,873.

     As of February 29, 2000 there were 4,993,028 shares of Valley Resources, Inc. Common Stock, $1 par value, outstanding.

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

     The following table shows the distribution of gas sold and transported since fiscal 1995 in millions of cubic feet ("MMcf"):

                                    For the Fiscal Year Ended August 31,
                                 ------------------------------------------
                                  1999     1998     1997     1996     1995
                                  ----     ----     ----     ----     ----
Residential ..................    4,165    4,225    4,393    4,612    4,078
Commercial ...................    2,054    2,060    2,161    2,252    1,953
Industrial-firm ..............    1,024    1,133    1,440    1,391    1,338
Industrial-seasonal ..........      692      648    1,110    1,047    1,298
Transportation-firm ..........      543      346      -0-      -0-      -0-
Transportation-seasonal ......    4,442    4,895    5,043    3,273    4,419
                                 ------   ------   ------   ------   ------
     TOTAL ...................   12,920   13,307   14,147   12,575   13,086
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

     Valley Gas has a compressed natural gas ("CNG") fueling station at its Cumberland, Rhode Island headquarters. The use of natural gas in vehicles is promoted through conversions of its own fleet and the CNG rate approved by the RIPUC.

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

Gas Marketing
-------------

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

Environmental Proceedings
-------------------------

     For information regarding the Corporation's potential environmental liabilities, see "Management's Discussion and Analysis of the Results of Operations and Financial Condition - Liquidity and Capital Resources", in Part II, Item 7.

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

Item 3   Legal Proceedings
         -----------------

     There were no material legal proceedings pending to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except two environmental claims that were asserted against Valley Gas as referred to in Part II, Items 7 and 8.


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

                                                     Business Experience
     Name         Age       Position               During Last Five Years
     ----         ---       --------               ----------------------

Alfred P. Degen    52  Chairman, President    Chairman since December 1997;
                        and Chief Executive    Chief Executive Officer since
                        Officer                March 1995; President, from July
                                               1994; Executive Vice President,
                                               Philadelphia Gas Works for more
                                               than 5 years prior to July 1994.

Charles K. Meunier 57  Vice President,        Vice President Operations since
                        Operations             December 1994; Assistant Vice
                                               President Operations and Human
                                               Resources prior to December 1994.

Richard G. Drolet  51  Vice President,        Vice President Information Systems
                        Information Systems    and Corporate Planning since
                        and Corporate          December 1994; Assistant Vice
                        Planning               President Information Systems
                                               and Corporate Planning prior to
                                               December 1994.

Sharon Partridge   43  Vice President,        Vice President, Chief Financial
                        Chief Financial        Officer and Secretary since June
                        Officer, Secretary     1999; Assistant Vice President
                        and Treasurer          Finance and Treasurer since
                                               December 1994; Assistant
                                               Treasurer prior to December
                                               1994.

Jeffrey P. Polucha 44  Vice President,        Vice President Marketing and
                        Marketing and          Development since December 1994;
                        Development            Manager Residential and Propane
                                               Sales prior to December 1994.

                                     PART II


Item 5   Market for the Registrant's Securities
         and Related Stockholder Matters
         --------------------------------------

     Valley Resources common stock is listed and principally traded on the American Stock Exchange under the symbol "VR." The table below shows the dividends declared and the high and low sales prices of Valley's common stock for the fiscal periods indicated as reported in The Wall Street Journal.


Dividends and Market Data
-------------------------

                     Cash             Market Price
1999               Dividend         High       Low
----               --------         ----       ---

First Quarter        $.1875        $13.38     $11.00
Second Quarter        .1875         13.00      12.13
Third Quarter         .1875         13.00      10.50
Fourth Quarter        .1875         16.50      11.00

                     Cash             Market Price
1998               Dividend         High       Low
----               --------         ----       ---

First Quarter        $.1850        $11.50     $10.25
Second Quarter        .1850         12.38      10.63
Third Quarter         .1875         12.13      11.13
Fourth Quarter        .1875         12.13      11.13

     There were 2,062 shareholders at August 31, 1999. The registrar and transfer agent for Valley Resources Common Stock is The Bank of New York.

     On August 31, 1999, $1,751,400 of the retained earnings of Valley Gas were available for the payment of cash dividends to the Corporation under the most restrictive provisions of Valley Gas' first mortgage bonds. There are no restrictions as to the payment of dividends for the other subsidiaries.

Item 6   Selected Financial Data
         -----------------------

                       Summary of Consolidated Operations

August 31 (in thousands)                   1999         1998         1997         1996         1995
------------------------                   ----         ----         ----         ----         ----
Assets
  Utility plant - net .............     $ 52,334      $51,310      $50,447      $49,442      $47,411
  Leased property - net ...........        1,556        2,303        2,377        2,945        2,014
     Nonutility plant - net .......        4,163        4,106        3,712        3,568        3,547
     Current assets ...............       18,612       18,713       20,205       19,307       18,409
     Other assets .................       23,558       22,049       20,956       21,427       20,957
                                        --------      -------      -------      -------      -------
       Total ......................     $100,223      $98,481      $97,697      $96,689      $92,338
                                        ========      =======      =======      =======      =======
Capitalization and liabilities
  Capitalization
    Common equity .................     $ 35,805      $35,223      $34,307      $27,092      $25,993
     Long-term debt
     (less current maturities) ....       29,473       29,638       31,986       23,256       24,616
                                        --------      -------      -------      -------      -------
       Total ......................       65,278       64,861       66,293       50,348       50,609
  Revolving credit arrangement ....        2,400        2,400        2,300        2,200          -0-
  Obligations under capital leases           775        1,528        1,541        2,134        1,255
  Current liabilities .............       14,598       12,586       10,612       24,005       23,932
  Other liabilities ...............       17,172       17,106       16,951       18,002       16,542
                                        --------      -------      -------      -------      -------
       Total ......................     $100,223      $98,481      $97,697      $96,689      $92,338
                                        ========      =======      =======      =======      =======


For the year ended August 31,
(in thousands, except as to share
and per share data)                        1999         1998         1997         1996         1995
-------------------                        ----         ----         ----         ----         ----

Operating revenues ................     $ 81,710      $81,589      $87,484      $80,360      $74,870
Operating expenses:
  Cost of gas sold ................       30,494       31,437       37,844       31,951       30,229
     Cost of sales - nonutility ...       15,787       15,517       14,791       13,689       13,190
  Other operation and maintenance .       19,246       19,553       19,524       19,379       18,288
     Depreciation .................        3,398        3,274        3,143        2,956        2,685
  Taxes - other than Federal income        4,117        4,120        4,243        4,091        4,002
        - Federal income ..........        1,772        1,330        1,335        1,444          732
                                        --------      -------      -------      -------      -------
       Total ......................       74,814       75,231       80,880       73,510       69,126
                                        --------      -------      -------      -------      -------
Operating income ...................       6,896        6,358        6,604        6,850        5,744
Other income - net .................         299          289          423          460          115
Total interest charges .............       3,008        3,041        3,368        3,312        3,304
                                        --------      -------      -------      -------      -------
   Net income ......................    $  4,187      $ 3,606      $ 3,659      $ 3,998      $ 2,555
                                        ========      =======      =======      =======      =======

Shares outstanding - average .......   4,979,508    4,966,270    4,267,038    4,258,877    4,222,662
Shares outstanding - year-end ......   4,993,028    4,993,028    4,900,028    4,280,028    4,260,797
Basic and diluted earnings per share       $0.84        $0.73        $0.86        $0.94        $0.61
Dividends declared per share .......       $0.75       $0.745       $0.735       $0.725        $0.71
Year-end book value per share ......       $7.17        $7.05        $7.00        $6.33        $6.10


Item 7 Management's Discussion and Analysis of the Results of Operations and Financial Condition
         -----------------------------------------------------------------

OVERVIEW

     The discussion and analysis that follows reflect the operations of the Corporation and its six active subsidiaries: Valley Gas and Bristol & Warren (collectively the "Utilities"), regulated natural gas distribution companies; VAMCO, a merchandising, appliance rental, and service company; Valley Propane, a propane sales and service company; Morris Merchants, a representative distributor of franchised lines; and AEC, which sells, designs and installs natural gas refueling facilities, natural gas conversion systems and energy use control devices.

     Operating results are derived from three major business segments - Gas Operations, Contract Sales and All Other Operations. Gas Operations consist of utility earnings generated from the sale and transportation of natural gas. Contract Sales, included in nonutility earnings, consists of the Morris Merchants operations. All Other Operations are comprised of VAMCO, Valley Propane, AEC, Corporate and Eliminations and is also included in nonutility earnings (See footnote I Business Segments).

     Natural gas sales and transportation to customers, on a year-round basis, for heating, water heating, cooking and processing are the primary source of firm utility revenues for gas operations. Firm customers can be residential, commercial or industrial. Revenues from firm customers are determined by regulated tariff schedules and through Rhode Island Public Utilities Commission ("RIPUC") approved commodity charge factors. These factors include the Purchased Gas Price Adjustment ("PGPA"), which requires the Utilities to collect from or return to firm sales customers changes in gas costs from those included in the regulated tariffs, and an adjustment to collect post-retirement benefits.

     Utility revenues also include seasonal and dual-fuel sales. These sales, which are made when excess gas supplies are available and gas prices are competitive with alternative fuel markets, can be interrupted by the Utilities at any time. Margins from seasonal sales and margins above $1 per thousand cubic feet ("Mcf") of gas sold to dual fuel customers are returned to firm sales customers through a reduction in the PGPA. The Utilities also provide interruptible transportation services through their distribution systems.

     Morris Merchants generates nonutility revenues through wholesale sales of franchised business lines of plumbing and heating equipment.

     VAMCO generates its revenues through the sales and installation of heating equipment and appliances. VAMCO also generates revenues from appliance rentals, service contract repair program and water filtration sales. Valley Propane sells propane at both wholesale and retail and provides service to propane customers in Rhode Island and southeastern Massachusetts. AEC generates revenues through the design and installation of natural gas refueling facilities and through the conversion of vehicles and stationary engines to natural gas. The Corporation owned an 80% interest in AEC during fiscal 1999. The Corporation received an additional 10% interest from AEC's current management on September 1, 1999 and has the obligation to acquire the remaining 10% in 2001.

RESULTS OF OPERATIONS

Fiscal 1999 versus 1998
Gas Operations
-----------------------

     Utility gas revenues in fiscal 1999 totaled $58,529,400, a decrease of 1.4% from fiscal 1998. This decrease was attributable to a weather related decline in firm gas sales, and a decrease of $137,900 in gas costs recovered through the PGPA which were offset slightly by an increase in transportation revenues. The PGPA does not impact operating income as it effectuates a dollar for dollar recovery of gas costs. The transfer of customers to transportation does not affect margins although it does produce less revenues.

     Firm gas throughput, firm gas sales and transportation was 7,786,900 Mcf in fiscal 1999, an increase of less than one percent over fiscal 1998. The slight increase was primarily the result of increased firm transportation service mitigating the effect of decreased firm gas sales. Firm gas sales declined as a result of weather, which was less than one percent warmer than the prior year and 9.1% warmer than a normal year, and the transfer of sales customers to firm transportation. Firm gas sales were primarily impacted by weather related declines during the critical heating period, December through February. During this period weather was 3.2% warmer than the prior year and 10.6% warmer than a normal year.

     Throughput to interruptible customers in fiscal 1999 decreased 7.4% as compared to fiscal 1998 due to the lower price of competing fuels. Interruptible throughput includes sales to seasonal and dual-fuel customers and the transportation of customer-owned natural gas to interruptible and off-peak customers. Interruptible sales and transportation, excluding off-peak, are dependent on the availability of natural gas and the cost of competitive fuels. Profits on seasonal sales are returned to firm sales customers through the PGPA and do not impact operating income. Interruptible transportation revenues decreased $5,700 from the prior year.

     Cost of gas sold includes the cost of natural gas, underground storage gas, liquefied natural gas and liquid propane gas to serve utility sales customers. The average cost per Mcf of natural gas distributed in fiscal 1999 was $3.68 versus $4.02 in fiscal 1998. The decline was the result of lower natural gas commodity prices. All changes in gas costs for utility operations are passed through to firm sales customers through the PGPA. Therefore, changes in gas costs do not impact the profitability of the Utilities.

     Other operation expenses in fiscal 1999 totaled $12,759,500, a decline of 6.2% from fiscal 1998. A decrease in uncollectible accounts and labor cost savings associated with the warmer weather caused the decline.

     Maintenance expenses increased 2.0% in fiscal 1999 by over the prior fiscal year to $1,627,600. The slight increase was the result of normal wage and inflation costs.

     Taxes - other than Federal income taxes totaled $3,840,400, a less than 1% increase over the prior fiscal year. The slight increase was the result of increased property taxes offset by decreased gross receipts tax on lower utility revenues.

     Other income - net of tax was $25,900 in fiscal 1999 and $75,300 in fiscal 1998. A decrease in earnings from other investments was responsible for the reduction.

     Fiscal 1999 interest expense was $2,788,900, a decrease of less than 1% when compared to the prior fiscal year. A slight reduction in long-term debt interest expense was offset slightly by increased interest expense on an increase in average short-term debt outstanding.

CONTRACT SALES

     Contract Sales revenues totaled $15,291,400, an increase of 1.2% over fiscal 1998. Revenues generated from wholesale operations increased over the prior year through continued emphasis on sales of existing products and an improvement in economic conditions.

     Cost of sales - nonutility includes the cost of goods sold for wholesale merchandise sold. Fiscal 1999 cost of sales increased 1.9% over fiscal 1998 due to increased sales.

     Other operation expenses in fiscal 1999 totaled $2,342,100, a 2.9% increase over fiscal 1998. Increased commissions, wages and selling expenses were responsible for the increase.

     Other income - net of tax declined $10,600 when compared to fiscal 1998. Other income is derived primarily from interest on cash investments and rebates offered from manufacturers.

ALL OTHER OPERATIONS

     The nonutility revenues associated with this segment were $7,889,400, a 10.5% increase over the prior fiscal year. The increase was the result of increased sales by VAMCO and the Corporation's weather insurance product. VAMCO's commitment to the commercial and industrial markets continued to contribute to increased revenues. An increase in the number of customers participating in the service contract and rental programs also contributed to an improvement in retail revenues. The Corporation's weather insurance product produced revenues as a result of the warmer than normal weather experienced during the measurement period of November through March of fiscal 1999.

     Propane revenues experienced a slight decline due to price competition and the warmer than normal winter weather, despite an increase in gallons sold. Propane revenues are derived from the sale of liquid propane gas to both retail and wholesale customers for the use of cooking, heating, hot water and clothes drying. Although price competition affects the revenue component of this segment, the focus on margin retention through inventory management and marketing strategy was responsible for the increased gallons sold. Gallons sold increased 2.5% over fiscal 1998 as a result of offering customers fixed price contracts. AEC revenues remained flat when compared to fiscal 1998.

     Cost of goods sold for VAMCO and AEC and the purchase, storage and delivery of liquid propane gas for Valley Propane is included in cost of sales - nonutility. Fiscal 1999 cost of sales for this segment increased 1.1% when compared to fiscal 1998. The increase was directly attributable to the increase in sales of VAMCO.

     Other operation expenses in fiscal 1999 totaled $2,456,400, a 22.9% increase over fiscal 1998. Increased repairs in the rental program, additional personnel and normal wage and general operating expense increases were responsible for the increase.

     Taxes - other than Federal income taxes totaled $208,900, a 1.8% increase over fiscal 1998. The increase was the result of increased property tax values and assessments.


Fiscal 1998 versus 1997

Gas Operations

     Utility gas revenues in fiscal 1998 totaled $59,343,600, a decrease of 10.4% from fiscal 1997. The decrease in revenues from the prior year was attributable to a weather- related decline in firm gas sales, a decrease of $2,518,000 in gas costs recovered through the PGPA, and the transfer of customers from sales to transportation.

     Firm gas throughput, firm gas sales and transportation was 7,763,400 Mcf in fiscal 1998, a decrease of 2.9% from fiscal 1997. The primary contributor to the decline in gas throughput was weather which was 8.5% warmer than a normal year and 6.4% warmer than the prior year.

     Throughput to interruptible customers in fiscal 1998 decreased 9.9% as compared to fiscal 1997 due to the lower price of competitive fuels. Margins earned from seasonal sales are returned to firm customers through the PGPA and do not impact the profitability of the Utilities. Interruptible transportation revenues decreased $206,100 from the prior year.

     Cost of gas sold includes the costs of all commodity, storage, transportation and peak shave fuel requirements to serve utility sales customers. The average cost per Mcf of natural gas distributed in fiscal 1998 was $4.02 versus $4.07 in fiscal 1997.

     Other operation expenses in fiscal 1998 totaled $13,606,400, a decrease of 1.4% from fiscal 1997. Other operation expenses declined as a result of a decrease in administrative and general expenses due to an additional $803,700 of net periodic pension income. This decrease was partially offset by increased uncollectible expense and wages.

     Maintenance expenses increased for fiscal 1998 by less than 1% when compared to fiscal 1997. Normal wage and inflation was primarily responsible for the increase.

     Taxes - other than Federal income taxes totaled $3,833,400, a decrease of 2.7% when compared to fiscal 1997. The impact of gross receipts tax on lower utility revenues was responsible for the decrease.

     Other income - net of tax was $103,600 less than fiscal 1997 as a result of lower earnings from other investments.

     Interest expense for fiscal 1998 was $2,790,800, a decrease of 13.5% from fiscal 1997. The decrease was the result of the net proceeds of the Valley Resources debt and equity offerings in August 1997 reducing the short-term borrowings of the utility operations.

CONTRACT SALES

     Contract Sales revenues totaled $15,104,200, an increase of 6.0% over fiscal 1997. Revenues generated from wholesale operations increased over the prior year through emphasis on existing products and a new approach to marketing these products.

     Cost of sales - nonutility for wholesale merchandise operations for fiscal 1998 was $12,055,200, a 5.9% increase over fiscal 1997. The increase was the direct result of increased sales.

     Other operation expenses in fiscal 1998 totaled $2,275,800, an 8.0% increase over fiscal 1997. Increased commissions, wages and selling expenses were responsible for the increase.

     Other income - net of tax declined $15,200 for fiscal 1998 when compared with the prior fiscal year. The decline was the result of decreased income from manufacturer rebates.

ALL OTHER OPERATIONS

     The nonutility revenues associated with this segment were $7,141,000, a 1.9% increase over the prior fiscal year. The increase was the result of increased residential and commercial retail sales, offset by a decline in propane and AEC revenues. VAMCO's commitment to the commercial and industrial markets, as well as continued efforts in the residential heating replacement market, contributed to increased revenues. An increase in the number of customers participating in the service contract and rental programs was also responsible for improvement in retail revenues. Despite an increase in gallons of propane sold and increased customers, revenues from the propane operation declined from the prior year. A decrease in revenues from AEC also impacted nonutility revenues.

     Cost of sales - nonutility for other operations increased 1.6% in 1998 when compared with the prior fiscal year. The increase in cost of sales is directly attributable to the increase in retail sales partially offset by a decrease in the cost of propane gas sold.

     Other operation expenses in fiscal 1998 totaled $1,998,400, an increase of less than 1% over fiscal 1997. Normal wage increases were responsible for the increase.

     Maintenance expenses totaled $76,200, an increase of $23,400 over fiscal 1997. Repairs to a propane delivery vehicle was responsible for the increased expense.

     Taxes - other than Federal income taxes totaled $208,900, a 1.8% increase over fiscal 1997. The increase over the prior fiscal year was the result of increased property tax values and assessments.


LIQUIDITY AND CAPITAL RESOURCES

     Cash is generated through the distribution and sale of natural gas, propane and merchandise. Additional revenues are collected through the rental and service contract programs. Operations, external financing and investments are also used to meet corporate cash needs. Short-term financing under existing lines of credit are available to meet working capital requirements. When deemed appropriate by management, long-term and intermediate financing and equity issues have been used to refinance short-term debt .

     Utility operations are subject to seasonality. The bulk of firm sales and transportation are made during the months of November through March. As a result, the highest levels of earnings and cash flow are generated in the quarters ending in February and May. Most capital expenditures occur during the months of May through October, causing cash flow to be at its lowest during the quarters ending in November and August.

     Short-term borrowing requirements vary according to the seasonal nature of sales and expense activities of the Utilities. The need for short-term borrowing arises when internally generated funds are not sufficient to cover all capital and operating requirements, particularly in the summer and fall. Short-term borrowings utilized for construction expenditures generally are replaced by permanent financing when it becomes economical and practical to do so and where appropriate to maintain an acceptable relationship between borrowed and equity resources.

     The requirement to inventory supplemental gas supplies and the timing of inventory acquisitions to meet the peak winter demand of the Utilities negatively impact the cash flow of the Corporation. Supplemental gas inventories are filled primarily in the summer period for use during the winter period.

     Warmer than normal weather in fiscal 1999 resulted in decreased gas sales and a negative impact on cash flow. Interest costs and the timing of Federal and state tax payments also impact liquidity.

     The Corporation received a payment from its weather insurance product which positively impacted cash flow. The weather insurance product was paid to the Corporation as a result of the weather during the measurement period of November 1998 through March 1999 being 6% warmer than normal, based on degree days.

     Cash flow was negatively impacted by the maturity of the $2,138,900, 9% notes which were due April 1, 1999. The Corporation used short-term borrowings to retire this debt.

     Funding requirements are met through short-term borrowings under existing lines of credit. On August 31, 1999, the Corporation had $24,200,000 of available borrowings under its lines of credit. These lines are reviewed annually by the lending banks, and management believes they will be renewed or replaced. Management believes its available financing is sufficient to meet cash requirements for the foreseeable future.

     A lawsuit has been filed against Valley Gas and other parties by Blackstone Valley Electric Company ("Blackstone") seeking contribution towards a judgment against Blackstone's share of total clean-up costs of approximately $6,000,000 at the Mendon Road site in Attleboro, Massachusetts. The expenses relate to a site to which oxide waste was transported in the 1930's prior to the incorporation of Valley Gas. Management is of the opinion the Corporation will prevail as a result of the indemnification provisions included in the agreement entered into when Valley Gas acquired its utility assets from Blackstone. Management cannot determine the future cash flow impact, if any, of this claim and related legal fees. In a recent decision of the U.S. Court of Appeals for the First Circuit, Blackstone's appeal of the judgment against it was sustained and the case was remanded for further proceedings, including a referral of the case to the EPA to determine if the substance in question (FFC) is hazardous.

     Valley Gas received letters of responsibility from the Rhode Island Department of Environmental Management ("DEM") with respect to releases from coal waste on its properties that were the site of the former Tidewater gas manufacturing plant in Pawtucket, Rhode Island and the former Hamlet Avenue gas manufacturing plant in Woonsocket, Rhode Island. Valley Gas and Blackstone have submitted site investigation reports to DEM relating to certain releases on these sites. Management cannot determine the future cash flow impact, if any, of these claims and related expenses. As noted above, management takes the position that it is indemnified by Blackstone for any such expenses. Management intends to seek recovery from Blackstone and any insurance carriers deemed to be at risk during the relevant periods. Remediation of sites such as the former Tidewater plant and the Hamlet Avenue plant are governed by a regulatory framework which now permits more flexibility in methods of remediation and in property reuse.

     The Corporation's net cash from operating activities in fiscal 1999 was $8,105,200 versus $7,109,800 in fiscal 1998 and $6,164,800 in fiscal 1997.
Investing activities used cash primarily for capital expenditures in the amounts of $4,586,000 in fiscal 1999, $4,578,500 in fiscal 1998 and $4,374,200 in fiscal
1997. Financing activities in fiscal 1999 used cash of $3,582,500 primarily for the payment of dividends and the payment of the 9% notes due in this fiscal period, offset by increased short-term borrowings. Fiscal 1998 financing activities used cash of $2,538,200 primarily for the payment of dividends. Fiscal 1997 financing activities used cash of $1,477,400 which is the result of proceeds from the Corporation's issuance of common equity and long-term debt that were used to reduce short-term debt and from the payment of dividends.

     Capital expenditures are primarily for the expansion and improvement of the gas utility plant and for the purchase of rental and propane equipment. In fiscal 1999, capital expenditures were $4,482,600 compared with $4,533,600 in fiscal 1998 and $4,293,000 in fiscal 1997. Fiscal 2000 capital expenditures are estimated to be $8,036,300 and will be primarily for the expansion and improvement of gas utility property. It is anticipated that such expenditures will be financed through funds from operations and short-term borrowings.

YEAR 2000 ISSUES

     Software applications currently in use by the Corporation are certified to be Year 2000 compliant by the software vendors from whom the applications were purchased. The Corporation has modified, replaced or upgraded those applications which were not Year 2000 compliant and based on its testing of its systems, management believes its systems are Year 2000 compliant. The Corporation compiled cost estimates of the effort involved to perform those modifications, replacements and upgrades and to date Year 2000 related costs have not been material to the Corporation.

     The Corporation has inquired of third parties; i. e., vendors, suppliers and customers, which have a material relationship with the Corporation as to the status of their Year 2000 readiness. The Corporation continues to work with critical vendors, suppliers and customers to gain assurance of their readiness for Year 2000 and has developed contingency plans to mitigate anticipated shortcomings in their readiness. The Corporation cannot guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse impact on the Corporation.

     The Corporation expects its Year 2000 plan will be adequate to address its Year 2000 issues and has developed contingency plans to further assure that vital functions of the Corporation dependent on third parties will continue uninterrupted. Contingency plans include existence of short-term in house capabilities (i.e., back up power generation), alternate communications equipment and increased inventory of critical material and supplies. There can be no assurance as to whether the contingency plans will successfully address all contingencies that may arise.

FORWARD LOOKING STATEMENTS; RISK AND UNCERTAINTIES

     Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to: variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Corporation.

NEW ACCOUNTING STANDARD

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The new standard is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 will not effect the Corporation's financial condition or results of operations.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      Not applicable

Item 8   Financial Statements and Supplementary Data

                       Consolidated Statements of Earnings

For the year ended August 31                                  1999           1998          1997
----------------------------                                  ----           ----          ----
Operating revenues:
   Utility gas revenues ...............................   $58,529,386   $59,343,603   $66,230,787
   Nonutility revenues ................................    23,180,791    22,245,293    21,253,190
                                                          -----------   -----------   -----------
       Total ..........................................    81,710,177    81,588,896    87,483,977
                                                          -----------   -----------   -----------
Operating expenses:
   Cost of gas sold ...................................    30,493,570    31,437,159    37,843,842
   Cost of sales - nonutility .........................    15,787,006    15,516,609    14,790,835
Operations ............................................    17,557,983    17,880,673    17,890,281
   Maintenance ........................................     1,689,664     1,671,829     1,633,671
   Depreciation .......................................     3,397,598     3,274,513     3,143,719
   Taxes  - other than Federal income .................     4,116,642     4,119,808     4,242,841
          - Federal income ............................     1,772,370     1,330,045     1,334,677
                                                          -----------   -----------   -----------
       Total ..........................................    74,814,833    75,230,636    80,879,866
                                                          -----------   -----------   -----------
Operating income ......................................     6,895,344     6,358,260     6,604,111
Other income - net of tax .............................       299,205       288,464       423,476
                                                          -----------   -----------   -----------
Total income before interest ..........................     7,194,549     6,646,724     7,027,587
                                                          -----------   -----------   -----------
Interest charges:
   Long-term debt .....................................     2,388,817     2,482,840     1,957,052
   Other ..............................................       619,123       557,923     1,411,222
                                                          -----------   -----------   -----------
       Total ..........................................     3,007,940     3,040,763     3,368,274
                                                          -----------   -----------   -----------
Net income available for common stock .................   $ 4,186,609   $ 3,605,961   $ 3,659,313
                                                          ===========   ===========   ===========
Average number of common shares outstanding ...........     4,979,508     4,966,270     4,267,038
Basic and diluted earnings per share ..................         $0.84         $0.73         $0.86


The accompanying Notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows


For the year ended August 31                                    1999            1998            1997
----------------------------                                    ----            ----            ----
Increase (decrease) in cash:
Cash flows from operating activities:
   Net income ..........................................    $ 4,186,609     $ 3,605,961     $ 3,659,313
   Adjustments to reconcile net income to net cash:
     Depreciation ......................................      3,397,598       3,274,513       3,143,719
     Provision for uncollectibles ......................      1,247,842       1,912,813       1,603,597
     Deferred Federal income taxes .....................        274,752         773,217         441,638
     Amortization of investment tax credits ............        (47,688)        (48,402)        (49,090)
   Change in assets and liabilities:
     Accounts receivable ...............................     (1,380,511)       (413,842)     (2,841,404)
     Deferred fuel costs ...............................        911,178      (1,277,658)      1,620,252
     Unbilled gas costs ................................          6,104           1,702          (1,140)
     Fuel and other inventories ........................       (140,622)        301,688         (71,908)
     Prepayments .......................................       (157,965)        (63,281)        119,631
     Common stock held for dividend reinvestment plan ..        (21,472)        230,552        (220,829)
     Prepaid pensions ..................................     (1,564,044)     (1,728,432)       (924,745)
     Accounts payable ..................................      1,110,923         (23,435)       (944,778)
     Security deposits .................................         (9,155)        (57,230)        (61,952)
     Taxes accrued .....................................        173,400          73,554         171,730
     Other .............................................        118,264         548,114         520,799
                                                            -----------     -----------     -----------
     Total adjustments .................................      3,918,604       3,503,873       2,505,520
                                                            -----------     -----------     -----------
   Net cash provided by operating activities ...........      8,105,213       7,109,834       6,164,833
                                                            -----------     -----------     -----------
Cash flows from investing activities:
   Utility capital expenditures ........................     (3,841,768)     (3,555,028)     (3,599,752)
   Nonutility capital expenditures .....................       (640,849)       (978,538)       (693,229)
   Other investments ...................................       (103,422)        (44,924)        (81,222)
                                                            -----------     -----------     -----------
   Net cash used by investing activities ...............     (4,586,039)     (4,578,490)     (4,374,203)
                                                            -----------     -----------     -----------
Cash flows from financing activities:
   Dividends paid ......................................     (3,723,724)     (3,698,155)     (3,130,413)
   Common stock transactions ...........................        (54,870)        869,155       6,450,861
   Issuance of long-term debt, net of issuance cost ....            -0-             -0-       9,655,515
   Issuance of revolving credit arrangement ............            -0-         100,000         100,000
   Retirement of long-term debt ........................     (2,303,875)       (209,200)     (1,553,395)
   Increase (decrease) in notes payable ................      2,500,000         400,000     (13,000,000)
                                                            -----------     -----------     -----------
   Net cash used by financing activities ...............     (3,582,469)     (2,538,200)     (1,477,432)
                                                            -----------     -----------     -----------
Net (decrease) increase in cash ........................        (63,295)         (6,856)        313,198
Cash, beginning ........................................        813,155         820,011         506,813
                                                            -----------     -----------     -----------
Cash, ending ...........................................    $   749,860     $   813,155     $   820,011
                                                            -----------     -----------     -----------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..........................................    $ 2,932,870     $ 2,788,390     $ 3,378,894
                                                            ===========     ===========     ===========
     Federal income taxes ..............................    $ 1,341,309     $   500,000     $   861,140
                                                            ===========     ===========     ===========
Supplemental disclosures of noncash activity:
   Capital lease obligations incurred ..................    $    30,297     $   832,026     $   388,139
                                                            ===========     ===========     ===========


The accompanying Notes are an integral part of these statements.


                           Consolidated Balance Sheets


August 31                                                                       1999           1998
---------                                                                       ----           ----
Assets:
Utility plant, at cost .................................................   $ 86,445,703    $82,964,897
Less:  Accumulated provision for depreciation ..........................     34,111,279     31,655,080
                                                                           ------------    -----------
Net utility plant ......................................................     52,334,424     51,309,817
                                                                           ------------    -----------
Leased property-less accumulated amortization of $4,604,837
   and $4,007,748 ......................................................      1,555,855      2,302,601
                                                                           ------------    -----------
Nonutility property-less accumulated provision for depreciation of
   $4,510,553 and $4,315,566 ...........................................      4,162,601      4,106,232
                                                                           ------------    -----------
Other investments ......................................................      1,740,028      1,636,606
                                                                           ------------    -----------
Current assets:
   Cash  ...............................................................        749,860        813,155
   Accounts receivable-less allowance for uncollectibles of $1,309,410 .
     and $928,279 ......................................................      9,816,986      9,684,317
   Deferred fuel costs .................................................            -0-        484,418
   Deferred unbilled gas costs .........................................        432,228        438,332
   Fuel and other inventories ..........................................      5,959,289      5,818,667
   Prepayments .........................................................      1,510,917      1,352,952
   Common stock held for dividend reinvestment plan ....................        142,568        121,096
                                                                           ------------    -----------
      Total current assets .............................................     18,611,848     18,712,937
                                                                           ------------    -----------
Deferred debits:
   Recoverable postretirement benefit ..................................            -0-        230,974
   Recoverable vacations accrued .......................................        610,798        632,966
   Recoverable deferred Federal income taxes ...........................      6,062,414      6,108,997
   Recoverable transition obligation ...................................         10,700         21,300
   Unamortized debt discount and expense ...............................      1,643,382      1,711,815
   Prepaid pensions ....................................................     10,388,058      8,824,014
   Other ...............................................................      3,102,418      2,882,349
                                                                           ------------    -----------
       Total deferred debits ...........................................     21,817,770     20,412,415
                                                                           ------------    -----------
       Total assets ....................................................   $100,222,526    $98,480,608
                                                                           ============    ===========

The accompanying Notes are an integral part of these statements.


                           Consolidated Balance Sheets


August 31                                                                       1999           1998
---------                                                                       ----           ----
Capitalization and liabilities:
Capitalization .......................................................     $ 65,278,234    $64,860,725
                                                                           ------------    -----------
Revolving credit arrangement .........................................        2,400,000      2,400,000
                                                                           ------------    -----------
Obligations under capital leases .....................................          775,132      1,527,655
                                                                           ------------    -----------
Current liabilities:
   Current maturities of long-term debt ..............................          150,000      2,288,937
   Obligations under capital leases ..................................          780,723        774,946
   Notes payable  ....................................................        4,800,000      2,300,000
   Accounts payable ..................................................        5,385,917      4,274,994
   Security deposits .................................................          968,410        977,565
   Taxes accrued .....................................................          608,709        435,309
   Deferred fuel costs................................................          426,760            -0-
   Accrued interest ..................................................          760,848        793,732
   Other .............................................................          716,594        740,971
                                                                           ------------    -----------
       Total current liabilities .....................................       14,597,961     12,586,454
                                                                           ------------    -----------
Commitments and contingencies
Deferred credits:
   Unamortized investment tax credit .................................          578,508        626,196
   Transition obligation .............................................           10,700         21,300
   Unfunded deferred Federal income taxes ............................        1,802,439      1,849,022
   Postretirement benefit obligation .................................              -0-        230,974
   Other .............................................................        1,911,733      1,785,230
                                                                           ------------    -----------
       Total deferred credits ........................................        4,303,380      4,512,722
                                                                           ------------    -----------
Deferred Federal income taxes ........................................       12,867,819     12,593,052
                                                                           ------------    -----------
       Total liabilities .............................................       34,944,292     33,619,883
                                                                           ------------    -----------
       Total capitalization and liabilities ..........................     $100,222,526    $98,480,608
                                                                           ============    ===========


The accompanying Notes are an integral part of these statements.

                                       23


            Consolidated Statements of Changes in Common Stock Equity

                                             Common Shares Issued           Paid in       Retained
                                                and Outstanding             Capital       Earnings
                                                ---------------             -------       --------
                                             Number          Amount
                                             ------          ------
Balance, August 31, 1996 ..............    4,280,028       $4,280,028    $18,204,063    $ 7,750,406
                                           ---------       ----------    -----------    -----------
Add (deduct):
   Net income .........................                                                   3,659,313
   Cash dividends on common stock .....                                                  (3,130,413)
   Issuance of common stock ...........      620,000          620,000      5,893,100
   Other ..............................                                      (62,239)
                                           ---------       ----------    -----------    -----------
Balance, August 31, 1997 ..............    4,900,028        4,900,028     24,034,924      8,279,306
                                           ---------       ----------    -----------    -----------
Add (deduct):
   Net income .........................                                                   3,605,961
   Cash dividends on common stock .....                                                  (3,698,155)
   Issuance of common stock ...........       93,000           93,000        795,296
   Other ..............................                                      (19,141)
                                           ---------       ----------    -----------    -----------
Balance, August 31, 1998 ..............    4,993,028        4,993,028     24,811,079      8,187,112
                --- ----                   ---------       ----------    -----------    -----------
Add (deduct):
   Net income .........................                                                   4,186,609
   Cash dividends on common stock .....                                                  (3,723,724)
   Other ..............................                                      (54,870)
                                           ---------       ----------    -----------    -----------
Balance, August 31, 1999 ..............    4,993,028       $4,993,028    $24,756,209    $ 8,649,997
                                           =========       ==========    ===========    ===========

The accompanying Notes are an integral part of these statements.


                    Consolidated Statements of Capitalization
August 31                                                              1999          1998
---------                                                              ----          ----
Common stock equity:
   Common stock, $1 par value
     Authorized 20,000,000 shares
     Issued and outstanding 4,993,028 shares ...................   $ 4,993,028   $ 4,993,028
   Paid in capital .............................................    24,756,209    24,811,079
   Retained earnings............................................     8,649,997     8,187,112
                                                                   -----------   -----------
                                                                    38,399,234    37,991,219
   Less:  Accounts receivable from Valley Resources, Inc. 401(k)
     Employee Stock Ownership Plan .............................     2,593,911     2,768,343
                                                                   -----------   -----------
            Total common stock equity ..........................    35,805,323    35,222,876
                                                                   -----------   -----------
Long-term debt:
   8% First Mortgage Bonds, due 2022 ...........................    20,029,000    20,039,000
   7.7% Debentures, due 2027 ...................................     7,000,000     7,000,000
   9% Notes Payable, due 1999 ..................................           -0-     2,138,937
   Note payable, due 2007 ......................................     2,593,911     2,748,849
                                                                   -----------   -----------
            Total ..............................................    29,622,911    31,926,786
   Less: Current maturities ....................................       150,000     2,288,937
                                                                   -----------   -----------
            Total long-term debt ...............................    29,472,911    29,637,849
                                                                   -----------   -----------
            Total capitalization ...............................   $65,278,234   $64,860,725
                                                                   ===========   ===========

The accompanying Notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements

Note A:  Summary of Significant Accounting Policies
CONSOLIDATION - The consolidated financial statements include the accounts of Valley Resources, Inc. and its active wholly-owned subsidiaries (the "Corporation")--Valley Gas Company ("Valley Gas"), Valley Appliance and Merchandising Company ("VAMCO"), Valley Propane, Inc. ("Valley Propane"), Morris Merchants, Inc. ("Morris Merchants") (d/b/a the Walter F. Morris Company), and Bristol & Warren Gas Company ("Bristol & Warren"). The consolidated financial statements also include the Corporation's 80% interest in Alternate Energy Corporation ("AEC"). All significant intercompany transactions have been eliminated where required.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATION - The utility operations of Valley Gas and Bristol & Warren (collectively the "Utilities") are subject to regulation by the Rhode Island Public Utilities Commission ("RIPUC"). Accounting policies conform with generally accepted accounting principles, as applied in the case of regulated public utilities, and are in accordance with the accounting requirements and rate making practices of the RIPUC.

DEPRECIATION - Annual provisions for depreciation for the Utilities are determined on a composite straight-line basis. The composite rate for fiscal 1999, 1998 and 1997 was 2.91%. Depreciation provisions for other subsidiary companies are provided on the straight-line and accelerated methods at rates ranging from 2.86% to 34%.

OTHER ASSETS - Included in other assets is goodwill which is amortized on the straight-line basis over forty years. The Corporation continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected undiscounted future operating cash flows derived from goodwill is less than the carrying value.

UNAMORTIZED DEBT EXPENSE - Costs incurred to obtain debt financing are amortized over the expected term of the related debt. Amortization of deferred financing costs is recorded as interest expense.

DEFERRED FUEL COSTS - The Utilities' tariffs include a Purchased Gas Price Adjustment ("PGPA") which allows an adjustment of rates charged to customers in order to recover all changes in gas costs from stipulated base gas costs. The PGPA provides for an annual reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts collected as compared to costs incurred is deferred and either reduces the PGPA or is billed to customers over subsequent periods.

DEFERRED UNBILLED GAS COSTS - Revenue is recorded on the basis of bills rendered on a cycle basis throughout the month. Valley Gas defers to the following month that portion of the base cost of gas delivered but not yet billed under the cycle billing system.

ACCOUNTING FOR INCOME TAXES - Income tax regulations allow recognition of certain transactions for tax purposes in time periods other than the period during which these transactions will be recognized in the determination of net income for financial reporting purposes. As required by generally accepted accounting principles, deferred income taxes are provided to reflect the tax effect of these timing differences in the proper accounting periods.

     In accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes," deferred income taxes are recorded for all book and tax temporary timing differences.

     Investment tax credits relating to the Utilities property have been deferred and will be amortized to income over the productive lives of the related assets. Investment tax credits earned by the Corporation's other subsidiary companies were recognized as a reduction of Federal income tax expense in the year utilized.

PENSION PLANS - The Utilities maintain two non-contributory defined benefit pension plans covering substantially all of their employees which provide benefits based on compensation and years of service. The Utilities fund pension costs that are deductible for Federal income tax purposes (see Note H).

     On January 1, 1997, the Valley Gas Company 401(k) plan and the Valley Gas Employee Stock Ownership Plan ("ESOP") were merged into the Valley Resources 401(k) Employee Stock Ownership Plan ("KSOP"). The KSOP covers all Corporate employees, if eligible (see Note D). The expense of these plans in fiscal 1999, 1998 and 1997 was $173,300, $144,000, and $160,800, respectively.

     Morris Merchants maintains an employee profit sharing plan covering substantially all of the employees who have completed one year of service. Contributions to the plan are at the discretion of the Board of Directors. In fiscal 1999, 1998, and 1997, profit sharing expense was $53,500, $72,000, and $64,600, respectively.

NEW  ACCOUNTING  STANDARDS  - In June  1998,  the  FASB  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The new standard is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 will not affect the Corporation's financial condition or results of operations.

INVENTORIES - Fuel and other inventories at August 31 are as follows:

                                                       1999         1998
                                                       ----         ----
Fuels (at average cost) ........................   $3,462,277   $3,542,932
Merchandise and other (at average cost) ........    1,234,326    1,241,224
Merchandise (at LIFO) ..........................    1,262,686    1,034,511
                                                   ----------   ----------
                                                   $5,959,289   $5,818,667
                                                   ==========   ==========

Merchandise (at LIFO), if valued at current cost, would have been greater by $205,000 in fiscal 1999 and $246,300 in fiscal 1998.

Note B:  Common Stock and Rights
     On August 26, 1997, the Corporation issued 620,000 shares of common stock. The net proceeds of this offering were used to reduce the short-term debt of the Utilities, to make loans to nonutility subsidiaries, to repay short-term debt and for working capital requirements. On September 24, 1997, the underwriters of the stock offering exercised their over-allotment option and 93,000 additional common shares were issued.

     Pursuant to the Corporation's direct stock purchase plan, stockholders can reinvest dividends and make limited additional cash investments. Shares issued through dividend reinvestment can be acquired on the open market or original issue. All shares issued pursuant to the plan in fiscal 1999 and 1998 were open-market purchases. On August 31, 1999 and 1998, 10,019 and 10,116 shares, respectively, were held by the Corporation for issuance to the plan.

     On August 31, 1999, except as mentioned above, no shares of common stock of the Corporation were held by or for the account of the Corporation or were reserved for officers or employees or for options, warrants or other rights, except 41,125, shares of common stock reserved subject to sale under the Corporation's direct stock purchase plan.

     Each share of common stock of the Corporation includes one preferred stock purchase Right which entitles the holder to purchase one one-hundredth of a share of Cumulative Participating Junior Preferred Stock, par value $100, at a price of $35 per one one-hundredth of a share subject to adjustment. The Rights are not currently exercisable, and trade automatically with the common stock. The Rights will generally become exercisable, and separate certificates representing the Rights will be distributed, upon occurrence of certain events in excess of a stipulated percentage of ownership.

     The Rights should not interfere with any merger or business combination approved by the Board of Directors because, prior to the Rights becoming exercisable, the Rights may be redeemed by the Corporation at $0.01 per Right. The Rights have no dilutive effect and will not affect reported earnings per share.

Note C:  Short-Term Debt
     The Corporation borrows on bank lines of credit at the prevailing interest rate available at the time of borrowing. The Corporation either pays commitment fees or maintains compensating balances in connection with these lines of credit. Commitment fees paid in fiscal 1999, 1998, and 1997 amounted to $105,900, $106,800 and $110,000, respectively. There are no legal restrictions on withdrawal of compensating balances.

     A detail of short-term borrowings for fiscal 1999, 1998, and 1997 is as follows:

                                              1999           1998           1997
                                              ----           ----           ----
At year end
   Weighted average interest rate .....          5.4%           5.7%           5.7%
   Unused lines of credit .............   $24,200,000    $34,700,000    $35,100,000
For the year ended
   Weighted average interest rate .....          5.5%           5.8%           5.7%
   Average borrowings .................   $ 4,162,500    $ 2,433,300    $16,800,000
   Maximum month-end borrowings .......   $ 7,400,000    $ 6,200,000    $22,000,000
   Month of maximum borrowings ........      December       December        January

Note D:  Long-Term Debt
     The composition of long-term debt is included in these financial statements in the separate Consolidated Statements of Capitalization. The aggregate amount of maturities and sinking fund requirements for each of the five fiscal years following fiscal 1999 are: 2000, $930,700; 2001, $2,904,800; 2002, $383,400;
2003, $224,600 and 2004, $212,600, inclusive of capitalized lease obligations.

     Valley Gas utility plant and equipment have been pledged as collateral to secure its long-term debt. In accordance with the redemption provisions of the Valley Gas 8% First Mortgage Bonds, $10,000, $51,000, and $122,000 of the bonds were redeemed by holders in fiscal 1999, 1998, and 1997, respectively.

     The fair market value of the Corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities. Management believes the carrying value of the debt approximates the fair value at August 31, 1999.

     Regulatory treatment allows payments under capital leases to be recorded as rental expenses. Rental expenses for all leases in fiscal 1999, 1998, and 1997 were $1,028,700, $1,218,600, and $1,169,500, respectively.

     Valley Gas entered into an intermediate term financing arrangement with a bank in November 1995. The terms of the arrangement call for a $6,000,000 revolving line of credit which matures in 2000.

     The Corporation borrowed funds under a line of credit at rates less than the prevailing prime rate, which are restricted in their use to being loaned to the KSOP. The receivable from the KSOP has been shown as a reduction of common stock equity. The financing by the KSOP is secured by the common stock of two unregulated subsidiaries and the unallocated shares held by the KSOP.

     The Corporation's common stock purchased by the KSOP with the borrowed money is held by the KSOP trustee in a "suspense account." As the Corporation matches employee 401(k) contributions and makes discretionary contributions to the plan, a portion of the common stock is released from the suspense account and allocated to participating employees. Any dividends on unallocated shares are used to pay loan interest.

Note E:  Restriction on Retained Earnings
     On August 31, 1999, $1,751,400 of the retained earnings of Valley Gas were available for the payment of cash dividends to the Corporation under the most restrictive provisions of Valley Gas' first mortgage bonds. There are no restrictions as to the payment of dividends for the other subsidiaries.

Note F:  Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), the Corporation's financial statements are required, among other things, to record the cumulative deferred income taxes on all temporary timing differences. As approved by the RIPUC, the Utilities did not fully record deferred income taxes but, rather, "flowed through" certain tax benefits to utility customers prior to fiscal 1994. On August 31, 1999, the Corporation has a liability of $6,062,400 on the Consolidated Balance Sheets as recoverable deferred income taxes and a corresponding recoverable deferred charge. The liability represents the tax effect of timing differences for which deferred income taxes had not been provided, increased in accordance with SFAS 109 for the tax effect of future revenue requirements. The Utilities are recovering unfunded deferred taxes from utility customers over the remaining book life of utility property.

     Federal  income  tax  expense  has  been  calculated   based  on  filing  a
consolidated corporate tax return and is comprised of the following:

                                                                 1999               1998              1997
                                                                 ----               ----              ----
Current income tax expense:
   Operating expense ...................................     $1,497,618          $  556,828        $  893,039
   Nonoperating expense.................................         (4,279)             57,482           103,200
                                                             ----------          ----------        ----------
                                                              1,493,339             614,310           996,239
                                                             ----------          ----------        ----------
Deferred income tax expense:
   Accelerated depreciation.............................        303,332             316,197           332,771
   Pensions.............................................        531,775             587,667           314,413
   Deferred fuel costs..................................       (111,946)             99,941          (229,039)
   Uncollectibles.......................................       (126,488)            (36,985)          (23,830)
   Directors' fees and interest.........................        (47,438)            (42,525)          (36,845)
   Bond premium ........................................         (6,240)             (6,240)           (6,240)
   Rate case expenses...................................        (11,926)            (61,308)          (97,257)
   Capitalization of inventory costs....................         (8,748)              1,155            28,869
   Consulting contracts.................................        (19,920)            (19,920)           30,570
   Software amortization................................       (140,332)            (86,136)          140,856
   Alternative minimum tax..............................            -0-              96,359               -0-
   Excess VEBA contribution.............................        (78,532)            (78,532)          (78,532)
   Other ...............................................         (8,785)              3,544            65,902
                                                             ----------          ----------        ----------
                                                                274,752             773,217           441,638
                                                             ----------          ----------        ----------
   Total ...............................................     $1,768,091          $1,387,527        $1,437,877
                                                             ==========          ==========        ==========

     The Federal income tax amounts included in the Consolidated Statements of Earnings differ from the amounts which result from applying the statutory
Federal income tax rate to income from operations before income tax. The reasons, with related percentage effects, are shown below:

                                                                   1999    1998    1997
                                                                   ----    ----    ----
Statutory Federal rate .........................................    34%     34%     34%
   Maintenance costs capitalized for book purposes .............    (4)     (4)     (4)
   Cost of removal .............................................    (1)     (1)     (1)
   ESOP dividends ..............................................    (1)     (1)     (1)
   Prior year over accrual .....................................    -0-     (2)     -0-
   Other .......................................................     2       2      -0-
                                                                    --      --      --
   Total .......................................................    30%     28%     28%
                                                                    ==      ==      ==

     Temporary differences which gave rise to the following deferred tax assets and liabilities at August 31, 1999 and 1998 are:

                                              1999            1998
                                              ----            ----
Unbilled revenues ....................   $    262,737    $    266,652
Directors' fees and interest .........        342,285         294,847
Other ................................        793,234         568,055
                                         ------------    ------------
   Total deferred tax assets .........      1,398,256       1,129,554
                                         ------------    ------------
Accelerated depreciation .............     (9,499,234)     (9,195,902)
Pensions .............................     (3,550,626)     (3,018,851)
Software amortization ................       (450,450)       (590,782)
Deferred fuel costs ..................        (52,757)       (164,703)
Other ................................       (713,008)       (752,368)
                                         ------------    ------------
   Total deferred tax liabilities ....    (14,266,075)    (13,722,606)
                                         ------------    ------------
Total deferred taxes .................   $(12,867,819)   $(12,593,052)
                                         ============    ============

     The Corporation's nonutility operations are subject to state income taxes. For fiscal 1999, 1998, and 1997, state income taxes totaled $93,800, $124,100, and $170,700, respectively.

Note G:  Regulatory Matter
     On June 1, 1997, the Utilities received approval to redesign their rates and offer transportation services to large commercial and industrial customers.

Note H:  Commitments and Contingencies
PENSION PLANS - The Utilities have two non-contributory defined benefit pension plans covering substantially all of their employees and a supplemental pension plan covering certain officers.

     Net  periodic   pension  cost   (income)  is  comprised  of  the  following
components:

For the Year Ended August 31,                             1999           1998           1997
-----------------------------                             ----           ----           ----

Service cost .....................................   $   704,892    $   640,994    $   543,241
Interest cost on projected benefit obligation ....     1,448,757      1,360,031      1,337,602
Expected return on plan assets ...................    (3,373,477)    (3,245,272)    (2,579,914)
Recognition of actuarial gain ....................      (280,738)      (400,878)      (142,367)
Net amortization and deferral ....................       (63,478)       (83,307)       (83,307)
                                                     -----------    -----------    -----------
Net periodic pension income ......................   $(1,564,044)   $(1,728,432)   $  (924,745)
                                                     ===========    ===========    ===========

Assumptions used in actuarial calculations were as follows:

For the Year Ended August 31,                          1999    1998    1997
-----------------------------                          ----    ----    ----

Weighted average discount rate ..................      7.00%   7.00%   7.25%
Future compensation increases ...................      5.50    5.50    5.50
Expected long-term rate of return on assets .....      9.00    9.00    9.00


The following tables set forth the reconciliation of the plans' benefit obligation and fair value of assets is as follows:

For the Year Ended August 31,                            1999           1998
-----------------------------                            ----           ----
Reconciliation of benefit obligation:
Obligation at September 1.......................     $21,240,659    $19,266,157
Service cost....................................         704,892        640,994
Interest cost...................................       1,448,757      1,360,031
Amendments......................................             -0-        297,429
Actuarial (gain) loss...........................        (598,721)       716,918
Benefit payments................................      (1,118,340)    (1,040,870)
                                                     -----------    -----------
Obligation at August 31.........................     $21,677,247    $21,240,659
                                                     ===========    ===========

Reconciliation of fair value of plan assets:
Fair value of plan assets at September 1........     $38,027,205    $36,565,680
Actual return on plan assets ...................       3,327,389      2,502,395
Benefit payments................................      (1,118,340)    (1,040,870)
                                                     -----------    -----------
Fair value of plan assets at August 31..........     $40,236,254    $38,027,205
                                                     ===========    ===========


The funded status of the plans is as follows:

August 31,                                                                       1999           1998
----------                                                                       ----           ----
Plan assets at fair value:
Projected benefit obligation less than (in excess of) plan assets.........   $20,401,395    $18,802,795
Unrecognized net gain.....................................................   (10,609,146)   (10,511,112)
Unrecognized transition amount............................................      (381,660)      (529,184)
Unrecognized prior service cost ..........................................       977,469      1,061,515
                                                                             -----------    -----------
Prepaid pension costs ....................................................   $10,388,058    $ 8,824,014
                                                                             ===========    ===========


Assets of the employee benefit plans are invested in domestic and  international
equities,   domestic  and  international   fixed  income  securities  and  other
short-term debt instruments.

POSTRETIREMENT LIFE AND HEALTH BENEFIT PLAN - Valley Gas sponsors a postretirement benefit plan that covers substantially all of its employees except for nonunion employees hired on or after September 1, 1993 and union employees hired on or after April 1, 1994. The plan provides medical, dental and life insurance benefits. The plan is non-contributory.

In accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), Valley Gas records the cost for this plan on an accrual basis. As permitted by SFAS 106, Valley Gas will record the transition obligation over 20 years. Valley Gas' cost under this plan for fiscal 1999, 1998 and 1997 was $701,000, $725,000, and $775,600, respectively.

The regulatory asset represents the excess of postretirement benefits on the accrual basis over amounts authorized to be recovered in rates. The RIPUC authorized Valley Gas a phase-in recovery of the tax deductible portion of these postretirement benefits, if funded.

     The following table sets forth the reconciliation of the plans' benefit obligation and fair value of plan assets is as follows:

For the year ended August 31,                                      1999              1998
----------------------------                                       ----              ----
Reconciliation of benefit obligation:
Obligation at September 1...................................    $6,523,627        $6,057,989
Service cost................................................       144,363           147,852
Interest cost...............................................       443,516           426,588
Actuarial loss..............................................       418,504           184,606
Benefit payments............................................      (311,095)         (293,408)
                                                                ----------        ----------
Obligation at August 31.....................................    $7,218,915        $6,523,627
                                                                ==========        ==========

Reconciliation of fair value of plan assets:
Fair value of plan assets at September 1....................    $2,351,191        $1,699,662
Actual return on plan assets................................        97,620           (40,980)
Employer contributions......................................     1,242,884           985,917
Benefit payments............................................      (311,095)         (293,408)
                                                                ----------        ----------
Fair value of plan assets at August 31......................    $3,380,600        $2,351,191
                                                                ==========        ==========

The following table sets forth the plan's funded status reconciled with the amounts recognized in the Company's financial statements is as follows:

For the year ended August 31,                                                     1999               1998
----------------------------                                                      ----               ----

Accumulated postretirement benefit obligation in excess of plan assets.....   $(3,838,315)       $(4,172,436)
Unrecognized net loss (gain) from past experience different from that
   assumed and from changes in assumptions ................................       208,257           (277,466)
Unrecognized transition obligation.........................................     3,888,824          4,166,598
                                                                              -----------        -----------
Prepaid (accrued) postretirement benefit cost..............................   $   258,766        $  (283,304)
                                                                              ===========        ===========

Net periodic postretirement benefit cost consisted of the following:

For the Year Ended August 31,                                                1999            1998          1997
-----------------------------                                                ----            ----          ----

Service cost - benefits attributable to service during the period.......   $ 144,363      $ 147,852      $ 136,372
Interest cost on accumulated postretirement benefit obligation..........     443,516        426,588        419,246
Expected return on plan assets..........................................    (147,746)      (105,934)       (55,569)
Net amortization and deferral...........................................     277,774        277,774        277,774
Recognition of net actuarial gain.......................................     (17,093)       (21,232)       (23,414)
                                                                           ---------      ---------      ---------
Net periodic postretirement benefit cost................................   $ 700,814      $ 725,048      $ 754,409
                                                                           =========      =========      =========

For measurement purposes, a 9% (4.5% for dental costs) annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999; the rate of increase for medical costs was assumed to decrease gradually to 5% by fiscal 2002 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at August 31, 1999 by $534,000 and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year then ended by $54,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.0% and 7.25% for fiscal 1999, 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 8.50% for fiscal 1999, 1998 and 1997, respectively.

LONG-TERM OBLIGATIONS - The Utilities have contracts which expire at various dates through the year 2012 for the purchase, delivery and storage of natural gas and supplemental gas supplies. Certain contracts for the purchase of the supplemental gas supplies contain minimum purchase obligations which approximate 2% of total system requirements.

FERC ORDER NO. 636 TRANSITION COSTS - As a result of FERC Order 636, the Utilities' interstate pipeline service providers have unbundled their supply, storage and transportation services. This unbundling caused the interstate pipeline companies to incur substantial costs in order to comply with Order 636. These transition costs include four types: (1) unrecovered gas costs (gas costs that have been incurred but not yet recovered by the pipelines when they were providing bundled service to local distribution companies); (2) gas supply realignment costs (the cost of renegotiating existing gas supply contracts with producers); (3) stranded costs (unrecovered costs of assets that cannot be assigned to customers of unbundled services); and (4) new facilities costs (costs of new facilities required to physically implement Order 636).

     Pipelines are expected to be allowed to recover prudently incurred transition costs from customers primarily through a demand charge, after approval by FERC. The Utilities' pipeline suppliers began direct billing these costs in fiscal 1994 as a component of demand charges. The Utilities estimate their remaining portion of transition costs to be $10,700 and have recognized a liability for these costs as of August 31, 1999. The RIPUC has allowed the recovery of transition costs through the PGPA. Under the provisions of SFAS 71, regulatory assets totaling $10,700 were recorded for the expected future recovery of the transition obligations. Actual transition costs to be incurred depend on various factors, and, therefore, future costs may differ from the amounts discussed above.

CONTINGENT LIABILITIES - A lawsuit has been filed against Valley Gas and other parties by Blackstone Valley Electric Company ("Blackstone") seeking contribution towards a judgment against Blackstone's share of total cleanup costs of approximately $6,000,000 at the Mendon Road site in Attleboro,
Massachusetts. The expenses relate to a site to which oxide waste was transported in the 1930's prior to the incorporation of Valley Gas. Management is of the opinion the Corporation will prevail as a result of the indemnification provisions included in the agreement entered into when Valley Gas acquired the utility assets from Blackstone. Management cannot determine the future cash flow impact, if any, of this claim and related legal fees. Legal fees associated with this claim are recovered in rates. In a recent decision of the U.S. Court of Appeals for the First Circuit, Blackstone's appeal of the judgment against it was sustained and the case was remanded for further proceedings, including a referral of the case to the EPA to determine if the substance in question (FFC) is hazardous.

     Valley Gas received letters of responsibility from the Rhode Island Department of Environmental Management ("DEM") with respect to releases from coal waste on its properties that were the site of the former Tidewater gas manufacturing plant in Pawtucket, Rhode Island and the former Hamlet Avenue gas manufacturing plant in Woonsocket, Rhode Island. Valley Gas and Blackstone have submitted site investigation reports to DEM relating to certain releases on these sites. Management cannot determine the future cash flow impact, if any, of these claims and related expenses. As noted above, management takes the position that it is indemnified by Blackstone for any such expenses. Management intends to seek recovery from Blackstone and any insurance carriers deemed to be at risk during the relevant periods. Remediation of sites such as the former Tidewater plant and the Hamlet Avenue plant are governed by a regulatory framework which now permits more flexibility in methods of remediation and in property reuse.

Note I:  Segment Information
     The Corporation adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 established standards for reporting information about operating segments ("business segments") in annual financial statements and requires selected information in interim financial statements. Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, to make decisions on how to allocate resources and to assess performance. The Corporation's chief operating decision making group is the Chief Executive Officer ("CEO") and certain other executive officers that report directly to the CEO. The operating segments are organized and managed separately because each segment offers different products or services. The Corporation evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary charges, and non-operating income and expense items.

     Under SFAS 131, an operating segment that does not exceed certain quantitative levels is not considered a reportable segment. Instead, the results of all segments that do not exceed the quantitative thresholds are combined and reported as one segment and referred to as "all other." The Corporation's subsidiaries VAMCO, Valley Propane and AEC business segments did not meet these quantitative threshholds and have been grouped into the "all other" category.

     The accounting policies of the operating segments are the same as those described in Note A except the intercompany transactions have not been eliminated in determining individual segment results.

     The following information is presented relative to the gas, contract sales and other operations of the Corporation.

                                                                     1999              1998                1997
                                                                     ----              ----                ----
Gas Operations
Operating revenues...........................................   $ 58,529,386       $59,343,603         $66,230,787
Operating income before Federal income taxes.................      6,991,106         6,178,629           6,465,007
Identifiable assets at August 31.............................     95,121,383        89,713,540          88,927,776
Depreciation.................................................      2,817,161         2,692,326           2,594,712
Capital expenditures.........................................      3,841,768         3,555,028           3,599,752

Contract Sales
Operating revenues...........................................   $ 15,291,428       $15,104,272         $14,243,778
Operating income before Federal income taxes.................        549,041           646,303             612,744
Identifiable assets at August 31.............................      3,959,667         3,993,215           3,749,762
Depreciation.................................................         44,866            45,703              51,704
Capital expenditures.........................................          9,255            30,704              21,703

All Other Operations, including Corporate & Eliminations
Operating revenues...........................................   $  7,889,363       $ 7,141,021         $ 7,009,412
Operating income before Federal income taxes.................      1,127,567           863,373             861,037
Identifiable assets at August 31.............................      1,141,476         4,773,853           5,019,599
Depreciation.................................................        535,571           536,484             497,303
Capital expenditures.........................................        631,594           947,834             671,526

Total Corporation
Operating revenues...........................................   $ 81,710,177       $81,588,896         $87,483,977
Operating income before Federal income taxes.................      8,667,714         7,688,305           7,938,788
Federal income tax expense...................................     (1,772,370)       (1,330,045)         (1,334,677)
Nonoperating income-net......................................        299,205           288,464             423,476
Interest expense.............................................     (3,007,940)       (3,040,763)         (3,368,274)
Net income...................................................      4,186,609         3,605,961           3,659,313
Identifiable assets at August 31.............................    100,222,526        98,480,608          97,697,137
Depreciation.................................................      3,397,598         3,274,513           3,143,719
Capital expenditures.........................................      4,482,617         4,533,566           4,292,981


     Expenses used to determine operating income before Federal income taxes are charged directly to each segment or are allocated based on time studies. Assets allocated to each segment are based on specific identification of such assets as provided by corporate records.

     Segment Information at August 31, 1998 and 1997 has been restated to conform with the presentation of SFAS 131 at August 31, 1999.

Note J:  Summarized Quarterly Financial Data (Unaudited)

Three months ended
(in thousands, except as to basic and
diluted earnings (loss) per share)                      November          February          May          August
----------------------------------                      --------          --------          ---          ------
Fiscal 1999
Total operating revenues............................     $15,270           $29,201        $23,581       $13,658
Income (loss) before Federal income taxes...........     $(1,091)          $ 5,057        $ 3,228       $(1,287)
Net income (loss)...................................     $  (637)          $ 3,292        $ 2,320       $  (789)
Basic and diluted earnings (loss) per share..........    $ (0.13)          $  0.66        $  0.47       $ (0.16)

Fiscal 1998
Total operating revenues............................     $15,824           $30,428        $22,587       $12,750
Income (loss) before Federal income taxes...........     $(1,288)          $ 4,818        $ 2,692       $(1,229)
Net income (loss)...................................     $  (761)          $ 3,232        $ 1,828       $  (693)
Basic and diluted earnings (loss) per share.........     $ (0.15)          $  0.65        $  0.37       $ (0.14)


               Report of Independent Certified Public Accountants


To the Stockholders of Valley Resources, Inc.

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Valley Resources, Inc. (a Rhode Island corporation) and subsidiaries as of August 31, 1999 and 1998 and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the three years in the period ended August 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Resources, Inc. and subsidiaries as of August 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.


                                             s/Grant Thornton LLP


Boston, Massachusetts
September 27, 1999

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


Section 16 (a)  Beneficial Ownership Reporting Compliance
                -----------------------------------------

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

Item 13  Certain Relationships and Related Transactions
         ----------------------------------------------

            None.

                                     PART IV


Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K
         ---------------------------------

(a) 1. The following consolidated financial statements of Valley Resources, Inc. and subsidiaries appearing for the year ended August 31, 1999 are included in Item 8:

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

         4. (a)   Shareholder Rights Plan dated as of June 18, 1991 (Filed on
                     Form 8-K dated June 28, 1991 is hereby incorporated by reference.)

         4. (b)   Indenture between Valley Resources, Inc. and Mellon Bank,
                     N.A., Trustee, dated as of September 1, 1997 (Exhibit 4 to the Corporation's Registration Statement on Form S-2 (File No. 333-30113) is hereby incorporated by reference.)

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

         10. (c)  Valley Resources, Inc. 1999 Executive Incentive Plan dated
                     September 1, 1998.

         10. (d)  Change in Control agreement dated November 30, 1999 between
                     Valley Resources, Inc. and Alfred P. Degen.

         10. (e)  Change in Control agreement dated November 30, 1999 between
                     Valley Resources, Inc. and Sharon Partridge.

         10. (f)  Change in Control agreement dated November 30, 1999 between
                     Valley Resources, Inc. and Charles K. Meunier.

         10. (g)  Change in Control agreement dated November 30, 1999 between
                     Valley Resources, Inc. and Richard G. Drolet.

         10. (h)  Change in Control agreement dated November 30, 1999 between
                     Valley Resources, Inc. and Jeffrey P. Polucha.

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

    13. Annual Report to Stockholders (Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1999 is hereby incorporated by reference.)

    21. Subsidiaries of the Registrant (Exhibit 21 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1996 is incorporated herein by reference).

    23.  Consent of Grant Thornton LLP.

    27. Financial Data Schedule. (Exhibit 27 to the Corporation's Annual Report on Form 10-K for the year ended August 31, 1999 is hereby incorporated by reference.)

         (b) No Form 8-K was required to be filed for the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VALLEY RESOURCES, INC. AND SUBSIDIARIES

Date:  March 21, 2000                By s/Sharon Partridge
                                        ----------------------------------------
                                        Sharon Partridge
                                        Vice President, Chief Financial Officer,
                                        Secretary  & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 21, 2000     s/Alfred P. Degen
                          ------------------------------------------------------
                          Alfred P. Degen, President and Chief Executive Officer

Date:  March 21, 2000     s/Sharon Partridge
                          ------------------------------------------------------
                          Sharon Partridge, Vice President, Chief Financial
                          Officer, Secretary & Treasurer

Date:  March 21, 2000     s/Ernest N. Agresti
                          ------------------------------------------------------
                          Ernest N. Agresti, Director

Date:  March 21, 2000     s/Melvin G. Alperin
                          ------------------------------------------------------
                          Melvin G. Alperin, Director

Date:  March 21, 2000     s/C. Hamilton Davison
                          ------------------------------------------------------
                          C. Hamilton Davison, Director

Date:  March 21, 2000     s/Don A. DeAngelis
                          ------------------------------------------------------
                          Don A. DeAngelis, Director

Date:  March 21, 2000     s/James M. Dillon
                          ------------------------------------------------------
                          James M. Dillon, Director

Date:  March 21, 2000     s/Jonathan K. Farnum
                          ------------------------------------------------------
                          Jonathan K. Farnum, Director

Date:  March 21, 2000     s/John F. Guthrie, Jr.
                          ------------------------------------------------------
                          John F. Guthrie, Jr., Director

Date:  March 21, 2000     s/Virginia Roberts
                          ------------------------------------------------------
                          Virginia Roberts, Director