Form 10-Q
period 2000-02-29
VALLEY RESOURCES INC /RI/
filed 2000-04-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 1OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                          Outstanding at
           Class of Common Stock                        February 29, 2000

               $1 Par Value                                 4,988,456

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                FEBRUARY 29, 2000

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Earnings--for
              the three- and six-months ended February 29, 2000 and
              February 28, 1999..............................................  3

              Consolidated Condensed Balance Sheets--February 29,
              2000 and August 31, 1999...................................  4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the six-months ended February 29, 2000 and February 28, 1999...  6

              Notes to Consolidated Condensed Financial Statements...........  7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  8


PART   II:    OTHER INFORMATION

Item    6.    Exhibits and Reports on Form 8-K............................... 12

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings
(Unaudited)

                                                              3 Months Ended              6 Months Ended
                                                          ----------------------      -----------------------
                                                          Feb. 29,      Feb. 28,      Feb. 29,       Feb. 28,
                                                            2000          1999          2000           1999
                                                          --------      --------      --------       --------
                                                           (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues                                 $    26,693   $    23,345   $    36,973    $    33,169
   Nonutility Revenues                                        6,152         5,856        12,270         11,302
                                                        -----------   -----------   -----------    -----------
      Total                                                  32,845        29,201        49,243         44,471
                                                        -----------   -----------   -----------    -----------

Operating Expenses:
   Cost of Gas Sold                                          15,164        12,725        20,791         17,868
   Cost of Sales - Nonutility                                 4,256         3,621         8,508          7,409
   Operations                                                 4,801         4,492         9,133          9,103
   Maintenance                                                  469           428           917            837
   Depreciation and Amortization                                914           852         1,827          1,708
   Taxes - Other Than Federal Income                          1,434         1,330         2,326          2,196
         - Federal Income                                     1,729         1,775         1,422          1,326
                                                        -----------   -----------   -----------    -----------
         Total                                               28,767        25,223        44,924         40,447
                                                        -----------   -----------   -----------    -----------
   Operating Income                                           4,078         3,978         4,319          4,024
   Other Income (Loss) - Net of Tax                              91            81          (226)           150
                                                        -----------   -----------   -----------    -----------
   Total Income                                               4,169         4,059         4,093          4,174
                                                        -----------   -----------   -----------    -----------
Interest Charges:
   Long-Term Debt                                               571           610         1,140          1,230
   Other                                                        233           157           412            288
                                                        -----------   -----------   -----------    -----------
      Total                                                     804           767         1,552          1,518
                                                        -----------   -----------   -----------    -----------
Net Income                                              $     3,365   $     3,292   $     2,541    $     2,656
                                                        ===========   ===========   ===========    ===========
Average Number of Common
  Shares Outstanding                                      4,986,620     4,976,890     4,983,013      4,980,682

Basic & Diluted Earnings Per Average
  Common Share Outstanding                                    $0.67         $0.66         $0.51          $0.53

Dividends Declared on Common Stock .                        $0.1875       $0.1875        $0.375         $0.375



The accompanying Notes are an integral part of these statements

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                         (Unaudited)
                                                           Feb. 29,   Aug. 31,
                                                             2000       1999
                                                           --------   --------
                                                              (in thousands
ASSETS
Utility Plant - Net                                        $ 52,774   $ 52,334
                                                           --------   --------
Leased Property - Net                                         1,189      1,556
                                                           --------   --------
Nonutility Property-Net                                       4,236      4,163
                                                           --------   --------
Other
Investments                                                   1,701      1,740
                                                           --------   --------
Current Assets:
   Cash                                                         491        750
   Accounts Receivable - Net                                 17,116      9,817
   Deferred Unbilled Gas Costs                                1,817        432
   Fuel and Other Inventories (Note 3)                        4,788      5,959
   Prepayments                                                  992      1,511
   Common Stock held for Dividend Reinvestment-amounting
     to 4,572 and 10,116 shares respectively (Note 4)           101        143
                                                           --------   --------
           Total                                             25,305     18,612
                                                           --------   --------
Deferred Debits:
   Recoverable Vacations Accrued                                771        611
   Unamortized Debt Discount and Expense                      1,609      1,643
   Prepaid Pensions                                          11,268     10,388
   Recoverable Deferred FIT                                   5,950      6,062
   Recoverable Transition Obligation                             11         11
   Other                                                      4,065      3,103
                                                           --------   --------
           Total                                             23,674     21,818
                                                           --------   --------
                                                           $108,879   $100,223
                                                           ========   ========



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                  (Unaudited)
                                                    Feb. 29,     Aug. 31,
                                                      2000         1999
                                                    --------     --------
                                                        (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                     $  4,993     $  4,993
   Paid In Capital                                    24,765       24,756
   Retained Earnings                                   9,324        8,650
   Less: Accounts Receivable from ESOP                (2,492)      (2,594)
                                                    --------     --------
           Total Common Stock Equity                  36,590       35,805
                                                    --------     --------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022           19,932       20,029
   7.7% Debentures, Due 2027                           7,000        7,000
   Notes Payable                                       2,342        2,444
                                                    --------     --------
           Total Long-Term Debt                       29,274       29,473
                                                    --------     --------
                  Total Capitalization                65,864       65,278
                                                    --------     --------
Revolving Credit Arrangement                           2,400        2,400
                                                    --------     --------
Obligation Under Capital Lease                           577          775
                                                    --------     --------
Current Liabilities:
   Current Maturities of Long-Term Debt                  150          150
   Obligation Under Capital Lease                        612          781
   Notes Payable                                       8,200        4,800
   Accounts Payable                                    7,803        5,386
   Security Deposits & Refund Obligations              1,142          968
   Taxes Accrued                                       1,798          609
   Deferred Fuel Costs                                   624          427
   Accrued Interest                                      728          761
   Other                                                 878          716
                                                    --------     --------
           Total                                      21,935       14,598
                                                    --------     --------
Commitment and Contingencies
Deferred Credits                                       4,494        4,304
                                                    --------     --------
Deferred Federal Income Taxes                         13,609       12,868
                                                    --------     --------
                                                    $108,879     $100,223
                                                    ========     ========

The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                      For the 6 Months
                                                                           Ended
                                                                     -------------------
                                                                     Feb. 29,   Feb. 28,
                                                                       2000       1999
                                                                     --------   --------
                                                                       (in thousands)
Cash Flows from Operating Activities:
   Net Income                                                        $ 2,541    $ 2,656
   Adjustments to Reconcile Net Income to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                     1,827      1,708
     Provision for Uncollectibles                                        625        624
     Deferred Federal Income Taxes                                       741        659
     Amortization of ITC                                                 (24)       (24)
   Change in Assets and Liabilities:
     Accounts Receivable                                               (7,924)    (7,324)
     Deferred Fuel Costs                                                  198      1,414
     Unbilled Gas Costs                                                (1,385)    (1,257)
     Fuel and Other Inventories                                         1,172      1,067
     Other Current Assets                                                (319)      (215)
     Accounts Payable, Accrued Expenses and Current Liabilities         3,780      1,764
     Other - Net                                                         (532)       (35)
                                                                      -------    -------
           Net Cash Provided by Operating Activities                      700      1,037
                                                                      -------    -------
Cash Flows from Investing Activities:
     Utility Capital Expenditures                                      (1,953)    (1,860)
     Nonutility Capital Expenditures                                     (388)      (336)
     Other Investments                                                     39        (23)
                                                                      -------    -------
           Net Cash Used by Investing Activities                       (2,302)    (2,219)
                                                                      -------    -------
Cash Flows from Financing Activities:
     Dividends Paid                                                    (1,867)    (1,859)
     Capital Stock Transactions                                             9        (33)
     Retirement of Long-Term Debt                                        (199)       (85)
     Increase in Notes Payable                                          3,400      2,900
                                                                      -------    -------
           Net Cash Provided by Financing Activities                    1,343        923
                                                                      -------    -------

   Net (Decrease) in Cash                                                (259)      (259)
   Cash - Beginning                                                       750        813
                                                                      -------    -------
   Cash - Ending                                                      $   491    $   554
                                                                      =======    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                         $ 1,585    $ 1,585
                                                                      =======    =======
     Federal Income Taxes                                             $   125    $   -0-
                                                                      =======    =======
   Capital Lease Obligations Incurred                                 $   -0-    $    11
                                                                      =======    =======

The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at February 29, 2000, the results of operations for the three- and six-months ended February 29, 2000 and February 28,1999 and Statement of Cash Flows for the six-months ended February 29, 2000 and February 28, 1999.

     The results of operations for the three- and six-month periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2
------

     The Corporation computes basic and diluted earnings per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

                                                  (Unaudited)                  (Unaudited)
                                                 3 Months Ended               6 Months Ended
                                            -----------------------      -----------------------
                                             Feb. 29,     Feb. 28,        Feb. 29,     Feb. 28,
                                               2000         1999            2000         1999
                                            ----------   ----------      ----------   ----------
Net Income                                  $3,364,578   $3,292,123      $2,541,089   $2,655,508
Weighted average shares outstanding          4,986,620    4,976,890       4,983,013    4,980,682
Basic and diluted earnings per share             $0.67        $0.66           $0.51        $0.53


Note 3
------

Inventories - Fuel and Other Inventories:
              (in Thousands)

                                                        (Unaudited)
                                                       February 29,   August 31,
                                                           2000         1999
                                                       ------------  -----------
       Fuels (at average cost)                            $2,160        $3,462
       Merchandise and Other (at average cost)             1,170         1,234
       Merchandise (at LIFO)                               1,458         1,263
                                                          ------        ------
                                                          $4,788        $5,959
                                                          ======        ======

Note 4
------

     Pursuant to the dividend reinvestment plan, stockholders can reinvest dividends and make limited additional investments in shares of Common Stock. Shares issued through dividend reinvestment can be acquired on the open market or original issue.

Note 5
------

     On December 1, 1999, Southern Union Company and Valley Resources, Inc. announced that they have signed a definitive merger agreement under which Valley Resources, Inc. will ultimately merge into Southern Union Company in a transaction which is valued at approximately $160 million, including assumption of debt. See the section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" entitled "Valley Resources Inc./Southern Union Company Merger" for further details.

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

OVERVIEW

     The discussion and analysis that follows reflect the operations of the Corporation and its six active "subsidiaries" Valley Gas and Bristol & Warren (collectively the "Utilities"), regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO"), a merchandising, appliance rental, and service company; Valley Propane, Inc. ("Valley Propane"), a propane sales and service company; Morris Merchants, Inc. ("Morris Merchants") (d/b/a the Walter F. Morris Company), a representative distributor of franchised lines; and Alternate Energy Corporation ("AEC"), which sells, designs and installs natural gas refueling facilites, natural gas conversion systems and energy use control devises.

Results of Operations
---------------------

For the three months ended February 29, 2000 compared to the three months ended February 28, 1999

     The consolidated net income of Valley Resources for the second quarter of fiscal 2000 was $3,364,600 or $0.67 per share compared to net income of $3,292,100 or $0.66 per share for the year earlier second quarter. Net income from utility operations totaled $3,197,000 as compared to $2,802,500 in the fiscal 1999 second quarter. Colder weather and its impact on firm gas sales was responsible for the improvement in utility earnings. Nonutility operations contributed $167,600 to consolidated net income in the second quarter of fiscal 2000 as compared to $489,600 in the prior year's second quarter. The decline in the contribution from nonutlity operations is primarily attributable to earnings generated from the Corporation's weather insurance product in the prior year second fiscal quarter. Although the Corporation purchased a weather insurance product for the period November 1, 1999 through March 31, 2000, no earnings were generated or recorded from this insurance product during the second quarter of fiscal 2000 as a result of colder weather during the period.

Utility Gas Operations
----------------------

     Utility gas revenues and volumes in Mcf's (thousand cubic feet) for the second quarter of fiscal 2000 and fiscal 1999 were as follows:

                                           Revenues                    Volumes (Mcf's)
                                           --------                    ---------------
                                      2000          1999              2000         1999
                                      ----          ----              ----         ----
Base Firm Sales Service           $23,912,300   $21,777,500        3,401,500     3,077,900
Base Firm Transportation              181,900       178,200          155,400       151,800
                                  -----------   -----------        ---------     ---------
   Base Firm Gas Sales             24,094,200    21,955,700        3,556,900     3,229,700

Interruptible Service                 599,500       338,800        1,139,400     1,125,800
PGPA Revenues                       1,909,800       876,100              ---           ---
Other Revenues                         89,500       173,900              ---           ---
                                  -----------   -----------        ---------     ---------
   Total Utility Gas Revenues     $26,693,000   $23,344,500        4,696,300     4,355,500
                                  -----------   -----------        ---------     ---------


     Base firm sales service and transportation are sales to utility customers under regulated tariff schedules. Base firm gas sales revenues and volumes increased as a result of the colder weather in the second quarter of fiscal 2000. Weather during this period was 6 percent colder than the prior year but was 5.2 percent warmer than a normal year.

     Interruptible service, seasonal and dual-fuel, is provided on both a bundled sales basis as well as transportation only service. Interruptible sales service revenues increased $260,700 over the year-earlier quarter level. Revenues from interruptible customers are benchmarked to competitive fuel prices and gas supply availability. Interruptible gas sales improved during the second fiscal quarter as a result of the utilities allowing their customers to take service earlier than normal due to the oil shortage in the Northeast during January 2000. The margin on interruptible bundled sales is passed through to firm customers through the PGPA (Purchased Gas Price Adjustment) and has no impact on operating income.

     Cost of gas sold increased 19.2 percent over the prior year period as a result of increased gas sales, resulting from the colder weather, and increased wholesale natural gas prices. The average cost per Mcf of gas distributed was $3.86 during the second fiscal quarter of 2000 as compared to $3.28 during the second quarter of fiscal 1999.

     Other operating expenses increased 2.8 percent over the prior year period, primarily due to normal wage increases and the timing of general administrative expenses.

     For the three months ended February 29, 2000,  interest  expense  increased
15.3 percent over the prior year as a result of increased short-term borrowings and higher interest rates.

Nonutility Operations
---------------------

     The nonutility operations are comprised of the sales and cost of sales-nonutility for the Corporation's other subsidiaries and are segmented into two categories, Contract Sales and All Other Operations. Contract Sales consists of the Morris Merchants operations. All Other Operations is comprised of VAMCO, Valley Propane, AEC, corporate and eliminations.

Contract Sales
--------------

     Contract revenues totaled $3,709,500, a decrease of 1.6 percent from the prior year period. A slight decline in unit sales as a result of decreased customer demand was responsible for the revenue decline.

     Cost of sales - nonutility declined 1.7 percent from fiscal 1999 second quarter levels as a direct result of the decline in unit sales mentioned above.

     Other operating expenses increased 10.9 percent resulting from increased wages and benefits, promotional selling expenses and professional services when compared with the prior year period.

All Other Operations
--------------------

     Nonutility revenues associated with this business segment totaled $2,442,500 for the three months ended February 29, 2000, an increase of 17 percent over the second quarter in fiscal 1999. Retail sales of commercial products and the related installations were primarily responsible for the increase over the prior year period as a result of increases in demand for these services. Propane revenues in the second quarter of fiscal 2000 were positively impacted by colder weather and increases in retail prices when compared to the prior year period. However, propane gross profit margins declined, despite an increase in propane gallons sold, due to competitive pricing and fixed price contracts. AEC revenues remained flat when compared to the prior year period. Offsetting the colder weather's positive contribution to utility earnings was the reduction in nonutility revenues due to the Corporation's weather insurance product. The weather insurance product increases nonutility revenues when the weather is more than 3 percent warmer than the 10-year average temperature, which the weather was in the second fiscal quarter of 1999. The colder weather during the second quarter in fiscal 2000 resulted in no anticipated payment from the weather insurance product and a resultant decline in the corporate segment of nonutility revenues.

     Cost of sales - nonutility for retail, AEC and propane operations were $1,285,100 as compared to $599,900 for the prior year period. This increase is the direct result of the increased retail commercial sales and propane sales and prices as mentioned above.

     Other operating expenses totaled $825,700, a 23 percent increase over the second fiscal quarter of 1999. An increase in labor, commissions and expenses related to the servicing of customers under the heating equipment and appliance plan programs were responsible for the increase over the prior year period.


For the six months ended February 29, 2000 compared to the six months ended February 28, 1999

     For the six months ended February 29, 2000, the consolidated net income for Valley Resources was $2,541,100 or $0.51 per share compared to net income of $2,655,500 or $0.53 per share for the comparable period in the prior fiscal year. The utility operations provided net income of $2,500,200 compared to $2,053,800 in the comparable period in the prior fiscal year. Nonutility operations contributed $40,900 to consolidated net income for the six month period of fiscal 2000 compared to $601,700 in the prior year's six month period. Net income for the six months ended February 29, 2000 was positively impacted by increased firm natural gas sales, offset by merger-related expenses of $400,000 or $0.08 per share in the current year and a decline in nonutility earnings from the Corporation's weather insurance product.

Utility Gas Operations
----------------------

     Utility gas revenues and volumes for the six months ended in fiscal 2000 and fiscal 1999 were as follows:

                                              Revenues                           Volumes (Mcf's)
                                              --------                           ---------------
                                       2000                1999                2000              1999
                                       ----                ----                ----              ----
Base Firm Sales Service             $32,471,100        $30,341,300           4,504,800         4,196,800
Base Firm Transportation                350,700            335,900             285,200           285,800
                                    -----------        -----------           ---------         ---------
   Base Firm Gas Sales               32,821,800         30,677,200           4,790,000         4,482,600

Interruptible Service                 1,647,400          1,056,800           2,561,400         2,588,100
PGPA Revenues                         2,424,700          1,209,400                ----              ----
Other Revenues                           78,800            225,400                ----              ----
                                    -----------        -----------           ---------         ---------
   Total Utility Gas Revenues       $36,972,700        $33,168,800           7,351,400         7,070,700
                                    -----------        -----------           ---------         ---------


     Base firm gas sales service revenues and volumes, sold through regulated tariffs, increased for the six month period of fiscal 2000 primarily as a result of weather, which was 3.7 percent colder than the prior year period although 6.2 percent warmer than normal.

     Increased demand for natural gas from customers with alternate fuel capabilities produced a 14.3 percent increase in interruptible Mc's sold in the fiscal 2000 period as compared to 1999. Sales to interruptible customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from interruptible bundled sales are returned to firm customers through the PGPA and do not impact the profitability of the Corporation.

     Cost of gas sold increased 16.4 percent over the prior year period as a result of increased natural gas demand and higher wholesale natural gas prices. The average cost per Mcf of gas distributed was $4.02 for the six months ended February 29, 2000 as compared to $3.50 during the six months ended February 28, 1999.

     Other operating expenses declined 3.5 percent from the prior year six month period, primarily due to decreased expenses relating to funding of post-retirement benefits and general operating expenses, offset slightly by increased overtime labor resulting from the colder winter period.

     Interest expense increased 12.1 percent over the prior six month period stemming from increased short-term borrowings and higher interest rates.

Contract Sales
--------------

     Contract revenues totaled $7,425,700 for the six months ended February 29, 2000, a 3.8 percent decline from the prior year's six month period. A decline in unit sales and customers building inventory at the end of fiscal 1999 accounted for the revenue decline.

     Cost of sales - nonutility declined 4.4 percent when compared with the prior fiscal six month period. The decline was the direct result of lower unit sales as mentioned above.

     Other operating expenses increased 3.5 percent when compared with the prior fiscal year's comparable six month period. An increase in labor and benefits, selling expenses and professional services was responsible for the increase.

All Other Operations
--------------------

     The nonutility revenues for this business segment for the six months ended February 29, 2000 totaled $4,844,700, an increase of 35.3 percent over the fiscal 1999 corresponding period. Retail and commercial sales and installations and AEC sales were primarily responsible for the increase over the prior fiscal year period. Residential retail sales of home heating equipment and installations, the completion of projects in the retail commercial area and AEC's sale of its first natural gas fuel cell positively impacted nonutility revenues. Propane revenues increased due to the colder weather this past winter period and increased product pricing. Propane gross profit margins declined slightly, despite an increase in propane gallons sold, due to competitive pricing and fixed price contracts. As mentioned above nonutility revenues were impacted by a decline resulting from the revenues recorded in the prior fiscal year period related to the weather insurance product.

     Cost of sales - nonutility for retail, AEC and propane operations were $2,587,500 for the six month period in fiscal 2000 as compared to $1,216,600 for the corresponding period of the prior fiscal year. This increase was the direct result of the increased retail, commercial, propane and AEC sales mentioned above.

     Other operating expenses totaled $1,499,600, an increase of 17.4 percent over the prior year's six month fiscal period. Other operation expenses increased over the prior fiscal year period due to merger-related expenses, legal and investment banking fees, incurred in the first fiscal period of 2000. See section entitled "Valley Resources Inc./Southern Union Company Merger" below for further details.

Liquidity and Capital Resources
-------------------------------

     During the second quarter of fiscal 2000 the liquidity position of the Corporation improved over the first quarter as a result of increased revenues from winter period sales and the completion of several retail commercial projects. Management believes the available financing arrangements are sufficient to meet cash requirements for the foreseeable future. The funds available under lines of credit at February 29, 2000 were $20,800,000 and there were $8,200,000 of short-term borrowings outstanding.

     Cash flows were negatively impacted during the second quarter of fiscal 2000 by purchases of natural gas to meet winter sales demand. Sales during the quarter, although greater than the first quarter, were less than anticipated due to warmer than normal winter weather which also negatively impacted liquidity.

     Construction expenditures declined during the second quarter of fiscal 2000, as planned, due to constraints imposed by local communities during the winter period, thereby improving liquidity.

     The liquidity position of the Corporation is anticipated to improve in the third quarter as winter bills are collected. Cash expended on the construction program are also expected to increase during the third quarter of fiscal 2000 which will negatively impact cash flows. This increased cash requirement is expected to be offset by the improved cash flows.

     In the first fiscal quarter, the Corporation purchased a weather insurance product which applies to the winter heating season from November 1999 through March 2000. This product provides insurance against unfavorable shifts in weather conditions. The insurance coverage pays the Corporation cash when degree days for the measurement period fall outside a predetermined variance. The policy acts like a "collar" in that payments are due the insurer when weather conditions positively impact revenues above a predetermined limit. The measurement period occurs at the expiration of the policy. The Corporation expects to receive a payment from the policy during the third fiscal quarter, as a result of warmer weather during the month of March 2000, thereby favorably impacting liquidity.

Valley Resources, Inc./Southern Union Company Merger
----------------------------------------------------

     On December 1, 1999, Southern Union Company and Valley Resources, Inc. announced that they signed a definitive merger agreement under which Valley Resources, Inc. will ultimately merge into Southern Union Company in a transaction which is valued at approximately $160 million, including assumption of debt. Under the terms of the agreement, Valley Resources, Inc. shareholders will receive $25.00 in cash per share of common stock held. The business combination will be accounted for under the purchase method of accounting.

     This transaction requires the approval of the holders of a majority of the outstanding Valley Resources, Inc. shares, the Rhode Island Legislature, regulators in Rhode Island, as well as regulators in Missouri, Pennsylvania and Florida where Southern Union currently has operations. The merger is expected to be completed in September 2000.

Year 2000 Issues
----------------

     The Corporation can report that the transition rollover to the Year 2000 was completed according to normal operating procedures with no interruption to business services. The Corporation's software applications, hardware and embedded chips have experienced no problems. The interaction with third parties has also proceeded according to normal business schedules without difficulties. The Corporation's Year 2000 related costs have not been material to the Corporation.

Forward Looking Statements; Risk and Uncertainties
--------------------------------------------------

     Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to: variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Corporation. This provides only an example of some of the risks, uncertainties and assumptions that may affect forward-looking statements. If any of these risks or uncertainties materialize or fail to materialize, as applicable, or if the underlying assumptions prove incorrect, actual results may differ materially from those projected in the forward-looking statements.




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

                                       VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                 S/S. Partridge
                                       ----------------------------------------
                                                  S. Partridge
                                       Vice President, Chief Financial Officer,
                                             Secretary and Treasurer


April 14,  2000