Form 10-K/A
period 1999-08-31
VALLEY RESOURCES INC /RI/
filed 2000-06-27
CIK 102710

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

                                 AMENDMENT TO 2

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended August 31, 1999 on Form 10-K/A as set forth in the pages attached hereto.

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   3.  Exhibits

          28.  Additional Exhibits

               Annual Report on Form 11-K of Valley Resources, Inc. 401-K Employee Stock Ownership Plan for the plan year ended December 31, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY RESOURCES, INC.


 Date    June 27, 2000                   By       S/S. Partridge
                                            -----------------------------------
                                                    S. Partridge
                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer

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

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from   January 1, 1999   to   December 31, 1999
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


                             VALLEY RESOURCES, INC.
           __________________________________________________________
          (Name of Issuer of the Securities held Pursuant to the Plan)


                                1595 Mendon Road
                         Cumberland, Rhode Island 02864
                      ____________________________________
                    (Address of Principal Executive Officer)

Financial Statements and Exhibits
---------------------------------

a)  Financial Statements:                                        Page Number
                                                                 -----------
      Report of Independent Certified Public
        Accountants                                               F-1

      Statements of Financial Condition as of
        December 31, 1999 and 1998                                F-2  - F-5

      Statements of Income and Changes in
        Plan Equity for the years ended
        December 31, 1999, 1998 and 1997                          F-6  - F-11

      Notes to Financial Statements                               F-12 - F-22

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

    b)  Exhibits:

        24d)  Consent of Independent Certified Public Accountants

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Administrator of the Valley Resources, Inc.
  401(k) Employee Stock Ownership Plan


     We have audited the accompanying statements of financial condition of Valley Resources, Inc. 401(k) Employee Stock Ownership Plan as of December 31, 1999 and 1998, and the related statements of income and changes in plan equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Valley Resources, Inc. 401(k) Employee Stock Ownership Plan as of December 31, 1999 and 1998, and the income and changes in plan equity for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                           S/Grant Thornton LLP
                                                           --------------------
                                                             GRANT THORNTON LLP



Boston, Massachusetts
June 9, 2000

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                        STATEMENT OF FINANCIAL CONDITION

                                December 31, 1999


                                                              AMERICAN                                                      EURO
                                                              INDEXED       AMERICAN      FUNDAMENTAL                      PACIFIC
                                    MEMBER       LASALLE       BOND         BALANCED       INVESTORS         MFS           GROWTH
ASSETS                              LOANS         FUND         FUND           FUND           FUND            FUND           FUND
------                            --------------------------------------------------------------------------------------------------

Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  865,698.15 Shares
  (Cost $9,754,797.37)
Other Investments (Note C)                     $324,413.56   $384,748.55   $216,392.82   $1,129,270.71   $2,173,122.96   $525,684.63
                                  ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Total Investments                   0.00    324,413.56    384,748.55    216,392.82    1,129,270.71    2,173,122.96    525,684.63
                                  ----------   -----------   -----------   -----------   -------------   -------------   -----------

Money Market Fund                       0.00    179,038.01         32.81          5.98           29.73          150.82         31.78
Contributions Receivable                0.00     22,627.54          0.00          0.00            0.00            0.00          0.00
Dividend Receivable
Member Loan Receivable             53,090.00          0.00          0.00          0.00            0.00            0.00          0.00
                                  ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Total Assets                  $53,090.00   $526,079.11   $384,781.36   $216,398.80   $1,129,300.44   $2,173,273.78   $525,716.41
                                  ==========   ===========   ===========   ===========   =============   =============   ===========

LIABILITIES AND EQUITY
----------------------

Acquisition Indebtedness (Note D) $     0.00   $      0.00   $      0.00   $      0.00   $        0.00   $        0.00   $      0.00
Interest Payable
Plan Equity - Including
  Net Unrealized
  Appreciation of
  Investments (Note A)             53,090.00    526,079.11    384,781.36    216,398.80    1,129,300.44    2,173,273.78    525,716.41
                                  ----------   -----------   -----------   -----------   -------------   -------------   -----------
Net Assets Available for
  Benefits                         53,090.00    526,079.11    384,781.36    216,398.80    1,129,300.44    2,173,273.78    525,716.41
                                  ----------   -----------   -----------   -----------   -------------   -------------   -----------
     Total Plan Equity &
      Liabilities                 $53,090.00   $526,079.11   $384,781.36   $216,398.80   $1,129,300.44   $2,173,273.78   $525,716.41
                                  ==========   ===========   ===========   ===========   =============   =============   ===========

           Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                                December 31, 1999




                                      VRI              ESOP        ENTERPRISE    PUTNAM        PUTNAM        PUTNAM
                                  EMPLOYEE & ER      SUSPENSE        GROWTH     BALANCED    CONSERVATIVE     GROWTH
ASSETS                             STOCK FUND          FUND           FUND        FUND          FUND          FUND        TOTAL
------                            -------------------------------------------------------------------------------------------------


Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  865,698.15 Shares
  (Cost $9,754,797.37)         $14,587,681.83   $4,674,102.00                                                        $19,261,783.83
Other Investments (Note C)                                      $64,764.10   $4,768.33      $136.91     $17,992.65     4,841,295.22
                               --------------   -------------   ----------   ---------      -------     ----------   --------------
    Total Investments           14,587,681.83    4,674,102.00    64,764.10    4,768.33       136.91      17,992.65    24,103,079.05
                               --------------   -------------   ----------   ---------      -------     ----------   --------------


Money Market Fund                    3,452.21      127,959.21         0.00        0.00         0.00           0.00       310,700.55
Contributions Receivable                 0.00            0.00         0.00        0.00         0.00           0.00        22,627.54
Dividend Receivable                122,476.16       39,864.19         0.00        0.00         0.00           0.00       162,340.35
Member Loan Receivable                   0.00            0.00         0.00        0.00         0.00           0.00        53,090.00
                               --------------   -------------   ----------   ---------      -------     ----------   --------------
    Total Assets               $14,713,610.20   $4,841,925.40   $64,764.10   $4,768.33      $136.91     $17,992.65   $24,651,837.49
                               ==============   =============   ==========   =========      =======     ==========   ==============


LIABILITIES AND EQUITY
----------------------

Acquisition Indebtedness
  (Note D)                     $         0.00   $2,712,356.51   $     0.00   $    0.00      $  0.00     $     0.00   $ 2,712,356.51
Interest Payable                                   159,202.07         0.00        0.00         0.00           0.00       159,202.07
Plan Equity - Including
  Net Unrealized
  Appreciation of
  Investments (Note A)          14,713,610.20    1,970,366.82    64,764.10    4,768.33       136.91      17,992.65    21,780,278.91
                               --------------   -------------   ----------   ---------      -------     ----------   --------------
Net Assets Available for
  Benefits                      14,713,610.20    1,970,366.82    64,764.10    4,768.33       136.91      17,992.65    21,780,278.91
                               --------------   -------------   ----------   ---------      -------     ----------   --------------
    Total Plan Equity &
      Liabilities              $14,713,610.20   $4,841,925.40   $64,764.10   $4,768.33      $136.91     $17,992.65   $24,651,837.49
                               ==============   =============   ==========   =========      =======     ==========   ==============


The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                        STATEMENT OF FINANCIAL CONDITION

                                December 31, 1998


                                                                  AMERICAN
                                                                  INDEXED        AMERICAN        FUNDAMENTAL
                                     MEMBER         LASALLE        BOND          BALANCED         INVESTORS
ASSETS                               LOANS           FUND          FUND            FUND             FUND
------                            --------------------------------------------------------------------------

Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  836,321.57 Shares
  (Cost $9,294,464.46)
Other Investments (Note C)                       $293,263.85    $435,548.88    $ 87,529.67     $  645,920.53
                                  -----------    -----------    -----------    -----------     -------------
    Total Investments                   0.00      293,263.85     435,548.88      87,529.67        645,920.53
                                  ----------     -----------    -----------    -----------     -------------

Money Market Fund                       0.00      186,077.22          (2.15)          0.00              0.72
Contributions Receivable                0.00        8,336.07           0.00           0.00              0.00
Dividend Receivable
Member Loan Receivable             29,194.84            0.00           0.00           0.00              0.00
                                  ----------     -----------    -----------    -----------     -------------
    Total Assets                  $29,194.84     $487,677.14    $435,546.73    $ 87,529.67     $  645,921.25
                                  ==========     ===========    ===========    ===========     =============

LIABILITIES AND EQUITY
----------------------

Acquisition Indebtedness (Note D) $     0.00     $      0.00    $      0.00    $      0.00     $        0.00
Interest Payable
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)             29,194.84      487,677.14     435,546.73      87,529.67        645,921.25
                                  ----------     -----------    -----------    -----------     -------------
Net Assets Available for
  Benefits                         29,194.84      487,677.14     435,546.73      87,529.67        645,921.25
                                  ----------     -----------    -----------    -----------     -------------
    Total Plan Equity &
      Liabilities                 $29,194.84     $487,677.14    $435,546.73    $ 87,529.67     $  645,921.25
                                  ==========     ===========    ===========    ===========     =============


The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                                December 31, 1998



                                                     EURO
                                                    PACIFIC           VRI            ESOP
                                      MFS           GROWTH       EMPLOYEE & ER     SUSPENSE
ASSETS                                FUND           FUND         STOCK FUND         FUND             TOTAL
------                            ----------------------------------------------------------------------------


Investments (Note A)
  Common Stock of
  Valley Resources, Inc.
  at Market Value
  836,321.57 Shares
  (Cost $9,294,464.46)                                           $7,617,082.49   $2,824,300.00   $10,441,382.49
Other Investments (Note C)        $2,447,477.24   $180,291.29                                      4,090,031.46
                                  -------------   -----------    -------------   -------------   --------------
    Total Investments              2,447,477.24    180,291.29     7,617,082.49    2,824,300.00    14,531,413.95
                                  -------------   -----------    -------------   -------------   --------------


Money Market Fund                          1.33          0.00         6,808.50      197,105.89       389,991.51
Contributions Receivable                   0.00          0.00        15,669.07            0.00        24,005.14
Dividend Receivable                                                 114,420.72       42,364.50       156,785.22
Member Loan Receivable                     0.00          0.00             0.00            0.00        29,194.84
                                  -------------   -----------    -------------   -------------   --------------
    Total Assets                  $2,447,478.57   $180,291.29    $7,753,980.78   $3,063,770.39   $15,131,390.66
                                  =============   ===========    =============   =============   ==============


LIABILITIES AND EQUITY
----------------------

Acquisition Indebtedness (Note D) $        0.00   $      0.00    $        0.00   $2,712,356.51   $ 2,712,356.51
Interest Payable                                                                    242,533.99       242,533.99
Plan Equity - Including
  Net Unrealized
  Depreciation or
  Appreciation of
  Investments (Note A)             2,447,478.57    180,291.29     7,753,980.78      108,879.89    12,176,500.16
                                  -------------   -----------    -------------   -------------   --------------
Net Assets Available for
  Benefits                         2,447,478.57    180,291.29     7,753,980.78      108,879.89    12,176,500.16
                                  -------------   -----------    -------------   -------------   --------------
    Total Plan Equity &
      Liabilities                 $2,447,478.57   $180,291.29    $7,753,980.78   $3,063,770.39   $15,131,390.66
                                  =============   ===========    =============   =============   ==============


The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                    FOR THE PLAN YEAR ENDED DECEMBER 31, 1999


                                                             AMERICAN                                                      EURO
                                                             INDEXED       AMERICAN      FUNDAMENTAL                      PACIFIC
                                   MEMBER       LASALLE       BOND         BALANCED       INVESTORS         MFS           GROWTH
                                   LOANS         FUND         FUND           FUND           FUND            FUND           FUND
                                  -------------------------------------------------------------------------------------------------

INVESTMENT INCOME:
  Interest Income                $     0.00   $  8,108.74   $ 31,987.68   $      5.89   $       22.38   $      144.94   $     29.59
  Dividend Income                      0.00     20,596.80          0.00     22,985.61       92,335.25      153,320.55     17,054.01
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Total Investment Income            0.00     28,705.54     31,987.68     22,991.50       92,357.63      153,465.49     17,083.60
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------

Net Realized Gain/(Loss) on
  Disposition of Investments
  (Note F)                             0.00          0.00    (11,665.63)      (940.42)      16,349.84      197,294.91     12,430.08
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A and E)          0.00          8.15    (10,789.08)   (17,942.70)      87,558.18      124,449.65    108,238.77
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------

CONTRIBUTIONS (NOTE A):
  Participants                         0.00     29,738.52     44,857.14     69,254.91      222,974.49      166,777.96     68,755.68
  Valley Gas Company                   0.00          0.00          0.00          0.00            0.00            0.00          0.00
  Loan Repayments                 (8,897.04)         0.00        257.69         99.80        1,511.27        1,264.54        970.59
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Total Contributions           (8,897.04)    29,738.52     45,114.83     69,354.71      224,485.76      168,042.50     69,726.27
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
OTHER                              4,017.20      2,683.07          0.14          0.00            0.00            0.00          0.00
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Total Net Additions           (4,879.84)    61,135.28     54,647.94     73,463.09      420,751.41      643,252.55    207,478.72
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
WITHDRAWALS:
  Member Distributions                 0.00     (2,643.98)   (19,926.13)      (665.85)      (9,850.81)    (136,563.76)    (3,665.67)
  Participant Loans               28,775.00          0.00       (464.89)    (1,273.11)      (2,580.99)      (2,191.73)    (1,174.08)
  Interest Expense                     0.00          0.00          0.00          0.00            0.00            0.00          0.00
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Total Deductions              28,775.00     (2,643.98)   (20,391.02)    (1,938.96)     (12,431.80)    (138,755.49)    (4,839.75)
                                 ----------   -----------   -----------   -----------   -------------   -------------   -----------
    Net Increase                  23,895.16     58,491.30     34,256.92     71,524.13      408,319.61      504,497.06    202,638.97

PLAN EQUITY:
  Net Assets Available for
    Benefits Beginning of Year
    (Note A)                      29,194.84     487,677.14   435,546.73     87,529.67      645,921.25    2,447,478.57    180,291.29
  Inter-Plan Transfers                          (20,089.33)  (85,022.29)    57,345.00       75,059.58     (778,701.85)   142,786.15
                                 ----------    -----------  -----------   -----------   -------------   -------------   -----------
  Net Assets Available for
    Benefits End of Year         $53,090.00    $526,079.11  $384,781.36   $216,398.80   $1,129,300.44   $2,173,273.78   $525,716.41
                                 ==========    ===========  ===========   ===========   =============   =============   ===========

The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                    FOR THE PLAN YEAR ENDED DECEMBER 31, 1999


                                      VRI             ESOP       ENTERPRISE    PUTNAM        PUTNAM       PUTNAM
                                 EMPLOYEE & ER      SUSPENSE       GROWTH     BALANCED    CONSERVATIVE    GROWTH
                                  STOCK FUND          FUND          FUND        FUND          FUND         FUND           TOTAL
                                  -------------------------------------------------------------------------------------------------


INVESTMENT INCOME:
  Interest Income               $       519.06   $    8,010.25   $     0.00   $    0.00     $  0.00     $     0.00   $    48,828.53
  Dividend Income                   476,005.24      162,876.75     2,716.59      346.68        0.00       1,807.37       950,044.85
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
    Total Investment Income         476,524.30      170,887.00     2,716.59      346.68        0.00       1,807.37       998,873.38

Net Realized Gain/(Loss) on
  Disposition of Investments
  (Note F)                           29,194.08            0.00     1,012.68        0.00        0.00           0.00       243,675.54
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A and E)     5,748,000.89    2,030,620.90      (625.84)     (91.27)       0.93        (616.38)    8,068,812.20
                                --------------   -------------   ----------   ---------     -------     ----------   --------------

CONTRIBUTIONS (NOTE A):
  Participants                       86,527.88            0.00     5,182.84      104.72      135.98         231.39       694,541.51
  Valley Gas Company                190,484.42            0.00         0.00        0.00        0.00           0.00       190,484.42
  Loan Repayments                     4,793.15            0.00         0.00        0.00        0.00           0.00             0.00
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
    Total Contributions             281,805.45            0.00     5,182.84      104.72      135.98         231.39       885,025.93
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
OTHER                                     0.00            0.00         0.00        0.00        0.00           0.00         6,700.41
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
    Total Net Additions           6,535,524.72    2,201,507.90     8,286.27      360.13      136.91       1,422.38    10,203,087.46
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
WITHDRAWALS:
  Member Distributions             (183,458.52)           0.00         0.00        0.00        0.00           0.00      (356,774.72)
  Participant Loans                 (21,090.20)           0.00         0.00        0.00        0.00           0.00             0.00
  Interest Expense                        0.00     (242,533.99)        0.00        0.00        0.00           0.00      (242,533.99)
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
    Total Deductions               (204,548.72)    (242,533.99)        0.00        0.00        0.00           0.00      (599,308.71)
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
    Net Increase                  6,330,976.00    1,958,973.91     8,286.27      360.13      136.91       1,422.38     9,603,778.75

PLAN EQUITY:
  Net Assets Available for
    Benefits Beginning of Year
    (Note A)                      7,753,980.78      108,879.89         0.00        0.00        0.00           0.00    12,176,500.16
  Inter-Plan Transfers              628,653.42      (97,486.98)   56,477.83    4,408.20        0.00      16,570.27             0.00
                                --------------   -------------   ----------   ---------     -------     ----------   --------------
  Net Assets Available for
    Benefits End of Year        $14,713,610.20   $1,970,366.82   $64,764.10   $4,768.33     $136.91     $17,992.65   $21,780,278.91
                                ==============   =============   ==========   =========     =======     ==========   ==============



The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                    FOR THE PLAN YEAR ENDED DECEMBER 31, 1998


                                                                  AMERICAN
                                                                  INDEXED        AMERICAN        FUNDAMENTAL
                                     MEMBER         LASALLE        BOND          BALANCED         INVESTORS
                                     LOANS           FUND          FUND            FUND             FUND
                                  --------------------------------------------------------------------------

INVESTMENT INCOME:
  Interest Income                 $     0.00     $ 11,593.95    $      0.00    $     0.00     $      0.72
  Short-Term Capital Gains              0.00            0.00       4,263.03      4,912.11       52,114.22
  Long-Term Capital Gains               0.00            0.00           0.00          0.00            0.00
  Dividend Income                       0.00       15,313.38      27,844.93      1,446.11        6,700.92
                                  -----------    -----------    -----------    ----------     -----------
    Total Investment Income             0.00       26,907.33      32,107.96      6,358.22       58,815.86
                                  ----------     -----------    -----------    ----------     -----------

Net Realized Gain/(Loss) on
  Disposition of Investments
  (Note F)                              0.00            0.00        (450.04)        95.93       (3,648.03)
                                  ----------     -----------    -----------    ----------     -----------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A and E)           0.00            0.00     (13,417.81)     (1,526.69)      16,001.18
                                  ----------     -----------    -----------    -----------     -----------

CONTRIBUTIONS (NOTE A):
  Participants                          0.00       25,770.61      50,094.22      67,552.95      219,960.61
  Valley Gas Company                    0.00            0.00           0.00           0.00            0.00
  Loan Repayments                  (2,506.35)           0.00         262.57           0.00          657.78
                                  ----------     -----------    -----------    -----------     -----------
    Total Contributions            (2,506.35)      25,770.61      50,356.79      67,552.95      220,618.39
                                  ----------     -----------    -----------    -----------     -----------
OTHER                               1,236.19       (1,452.70)          0.01           0.04            0.00
                                  ----------     -----------    -----------    -----------     -----------
    Total Net Additions            (1,270.16)      51,225.24      68,596.91      72,480.45      291,787.40
                                  ----------     -----------    -----------    -----------     -----------
WITHDRAWALS:
  Member Distributions                  0.00         (574.68)    (21,110.89)     (1,738.41)      (1,327.07)
  Participant Loans                18,965.00            0.00           0.00           0.00          (77.06)
  Interest Expense                      0.00            0.00           0.00           0.00            0.00
                                  ----------     -----------    -----------    -----------     -----------
    Total Deductions               18,965.00         (574.68)    (21,110.89)     (1,738.41)      (1,404.13)
                                  ----------     -----------    -----------    -----------     -----------
    Net Increase                   17,694.84       50,650.56      47,486.02      70,742.04      290,383.27

PLAN EQUITY:
  Net Assets Available for
    Benefits Beginning of Year
    (Note A)                       11,500.00      352,136.27     388,145.50           0.00      330,285.61
  Inter-Plan Transfers                  0.00       84,890.31         (84.79)     16,787.63       25,252.37
                                  ----------     -----------    -----------    -----------     -----------
  Net Assets Available for
    Benefits End of Year          $29,194.84     $487,677.14    $435,546.73    $ 87,529.67     $645,921.25
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

          Valley Resources, Inc. 401(K) Employee Stock Ownership Plan

                    FOR THE PLAN YEAR ENDED DECEMBER 31, 1998


                                                      EURO
                                                     PACIFIC           VRI             ESOP
                                      MFS            GROWTH       EMPLOYEE & ER      SUSPENSE
                                      FUND            FUND         STOCK FUND          FUND             TOTAL
                                  -------------------------------------------------------------------------------


INVESTMENT INCOME:
  Interest Income                 $        1.33    $      0.00    $    6,251.79    $   9,285.53    $    27,133.32
  Short-Term Capital Gains            88,835.45       6,773.46             0.00            0.00        156,898.27
  Long-Term Capital Gains                  0.00           0.00             0.00            0.00              0.00
  Dividend Income                          0.00       1,773.13       440,753.73      173,491.91        667,324.11
                                  -------------    -----------    -------------    ------------    --------------
    Total Investment Income           88,836.78       8,546.59       447,005.52      182,777.44        851,355.70

Net Realized Gain/(Loss) on
  Disposition of Investments
  (Note F)                              (620.11)       (187.25)      (37,364.40)           0.12        (42,173.78)
                                  -------------    -----------    -------------    ------------    --------------
Unrealized Appreciation
  (Depreciation) of
  Investments (Notes A and E)        339,151.89       7,055.56       364,249.56      187,800.45        899,314.14
                                  -------------    -----------    -------------    ------------    --------------

CONTRIBUTIONS (NOTE A):
  Participants                       177,761.08      72,788.55        99,544.27            0.00        713,472.29
  Valley Gas Company                       0.00           0.00       172,894.28            0.00        172,894.28
  Loan Repayments                        131.05         263.50         1,191.45            0.00              0.00
                                  -------------    -----------    -------------    ------------    --------------
    Total Contributions              177,892.13      73,052.05       273,630.00            0.00        886,366.57
                                  -------------    -----------    -------------    ------------    --------------
OTHER                                    341.07           0.00           318.76          158.88            602.25
                                  -------------    -----------    -------------    ------------    --------------
    Total Net Additions              605,601.76      88,466.95     1,047,839.44      370,736.89      2,595,464.88
                                  -------------    -----------    -------------    ------------    --------------
WITHDRAWALS:
  Member Distributions               (81,034.78)          0.00      (177,552.09)           0.00       (283,337.92)
  Participant Loans                     (645.49)     (1,193.10)      (17,049.35)           0.00              0.00
  Interest Expense                         0.00           0.00             0.00     (378,980.39)      (378,980.39)
                                  -------------    -----------    -------------    ------------    --------------
    Total Deductions                 (81,680.27)     (1,193.10)     (194,601.44)    (378,980.39)      (662,318.31)
                                  -------------    -----------    -------------    ------------    --------------
    Net Increase (Decrease)          523,921.49      87,273.85       853,238.00       (8,243.50)     1,933,146.57

PLAN EQUITY:
  Net Assets Available for
    Benefits Beginning of Year
    (Note A)                       1,924,426.14      74,806.73     7,044,929.95      117,123.39     10,243,353.59
  Inter-Plan Transfers                  (869.06)     18,210.71      (144,187.17)           0.00              0.00
                                  -------------    -----------    -------------    ------------    --------------
  Net Assets Available for
    Benefits End of Year          $2,447,478.57    $180,291.29    $7,753,980.78    $ 108,879.89    $12,176,500.16
                                  =============    ===========    =============    ============    ==============



The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                   FOR THE PLAN YEAR ENDED DECEMBER 31, 1997



                                                          STABLE            INDEXED           INDEXED             VALUE
                                          MEMBER          VALUE              BOND             EQUITY             EQUITY
                                          LOANS           OPTION             FUND              FUND               FUND
                                       -----------------------------------------------------------------------------------

Investment Income:
  Interest Income                       $     0.00     $ 18,053.76       $      0.00       $      0.00       $        0.00
  Short-Term Capital Gains                    0.00            0.00              0.00            459.63           65,199.61
  Long-Term Capital Gains                     0.00            0.00              0.00          5,284.68          219,119.49
  Dividend Reinvestment                       0.00            0.00         24,552.60          3,938.93           23,328.87
                                        ----------     -----------       -----------       -----------       -------------
  Total Investment Income                     0.00       18,053.76         24,552.60          9,683.24          307,647.97
                                        ----------     -----------       -----------       -----------       -------------

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note F)                        0.00            0.00          6,750.79            537.97           50,298.52
                                        ----------     -----------       -----------       -----------       -------------

Unrealized Appreciation of
  Investments (Notes A
  and E)                                      0.00            0.00              0.00              0.00                0.00
                                        ----------     -----------       -----------       -----------       -------------

CONTRIBUTIONS (NOTE A):
  Participants                                0.00       90,626.88         52,423.00         17,937.13          259,363.52
  Valley Gas Company                          0.00            0.00             33.08            132.36               99.28
                                        ----------     -----------       -----------       -----------       -------------
  Total Contributions                         0.00       90,626.88         52,456.08         18,069.49          259,462.80
                                        ----------     -----------       -----------       -----------       -------------
Other                                         0.00        7,314.74          6,713.92           (124.00)         (60,499.63)
                                        ----------     -----------       -----------       -----------       -------------
  Total Net Additions                         0.00      115,995.38         90,473.39         28,166.70          556,909.66
                                        ----------     -----------       -----------       -----------       -------------

Withdrawals:
  Member Distributions                        0.00      (15,472.56)        (3,404.64)             0.00          (44,973.99)
  Participant Loans                      11,500.00            0.00         (1,647.90)        (4,053.77)          (1,603.87)
  Interest Expense                            0.00            0.00              0.00              0.00                0.00
                                        ----------     -----------       -----------       -----------       -------------
    Total Deductions                     11,500.00      (15,472.56)        (5,052.54)        (4,053.77)         (46,577.86)
                                        ----------     -----------       -----------       -----------       -------------
    Net Increase                         11,500.00      100,522.82         85,420.85         24,112.93          510,331.80
                                        ----------     -----------       -----------       -----------       -------------

PLAN EQUITY:
  Net Assets Available for
    Benefits Beginning of Year
    (Note A)                                  0.00      297,004.57        335,647.65              0.00        1,479,599.46
  Inter-Plan Transfers                        0.00      (45,391.13)       (32,922.97)       306,172.71          (65,505.17)
                                        ----------     -----------       -----------       -----------       -------------
  Net Assets Available for
    Benefits End of Year                $11,500.00     $352,136.26       $388,145.53       $330,285.64       $1,924,426.09
                                        ==========     ===========       ===========       ===========       =============


The accompanying Notes are an integral part of these statements.

           Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                   FOR THE PLAN YEAR ENDED DECEMBER 31, 1997



                                               INTERNATNL              VRI                ESOP
                                                 EQUITY           EMPLOYEE & ER         SUSPENSE
                                                  FUND             STOCK FUND             FUND                TOTAL
                                               ------------------------------------------------------------------------

INVESTMENT INCOME:
  Interest Income                              $      0.00       $   22,164.04       $   14,417.57       $    54,635.37
  Short-Term Capital Gains                        2,328.38                0.00                0.00            67,987.62
  Long-Term Capital Gains                         6,744.38                0.00                0.00           231,148.55
  Dividend Reinvestment                           1,028.08          425,731.00          182,671.00           661,250.48
                                               -----------       -------------       -------------       --------------
  Total Investment Income                        10,100.84          447,895.04          197,088.57         1,015,022.02
                                               -----------       -------------       -------------       --------------

Net Realized Gain/(Loss)
  on Disposition of
  Investments (Note F)                          (21,212.37)         (12,305.44)          44,245.26            68,314.73
                                               -----------       -------------       -------------       --------------
Unrealized Appreciation of
  Investments (Notes A
  and E)                                              0.00          438,632.15          156,235.87           594,868.02
                                               -----------       -------------       -------------       --------------
CONTRIBUTIONS (NOTE A):
  Participants                                    6,248.76          175,304.63                0.00           601,903.92
  Valley Gas Company                                 33.10          268,780.46                0.00           269,078.28
                                               -----------       -------------       -------------       --------------
  Total Contributions                             6,281.86          444,085.09                0.00           870,982.20
                                               -----------       -------------       -------------       --------------
Other                                                 0.00                0.00           (3,698.49)          (50,293.46)
                                               -----------       -------------       -------------       --------------
  Total Net Additions                            (4,829.67)       1,318,306.84          393,871.21         2,498,893.51
                                               -----------       -------------       -------------       --------------

WITHDRAWALS:
  Member Distributions                                0.00         (445,532.53)               0.00          (509,383.72)
  Participant Loans                                (694.46)          (3,500.00)               0.00                 0.00
  Interest Expense                                    0.00                0.00         (395,733.56)         (395,733.56)
                                               -----------       -------------        ------------       --------------
    Total Deductions                               (694.46)        (449,032.53)        (395,733.56)         (905,117.28)
                                               -----------       -------------        ------------       --------------
    Net Increase                                 (5,524.13)         869,274.31           (1,862.35)        1,593,776.23
                                               -----------       -------------        ------------       --------------

PLAN EQUITY:
  Net Assets Available for Benefits
    Beginning of Year (Note A)                        0.00        6,418,339.94          118,985.74         8,649,577.36
  Inter-Plan Transfers                           80,330.86         (242,684.30)               0.00                 0.00
                                               -----------       -------------       -------------       --------------
  Net Assets Available for Benefits
    End of Year                                $ 74,806.73       $7,044,929.95       $  117,123.39       $10,243,353.59
                                               ===========       =============       =============       ==============


The accompanying Notes are an integral part of these statements.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 1, 1997, the Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan (the "Plan") was formed through a merger of the Employees Savings Plan and the Union Employees Saving Plan. The Plan was offered to all eligible employees of Valley Resources, Inc. and its subsidiaries. Net assets of $4,980,043 were transferred into the Plan from the terminated plans.

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

Contributions - Employee
------------------------

A member may authorize a Basic Employee Contribution from 1% to the maximum amount permitted under the Internal Revenue Code ("IRC"), subject to the Compensation Deferral Limit, if applicable.

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

Contributions - Discretionary (ESOP)
------------------------------------

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

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


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

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


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

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management Estimates
--------------------

In preparing the financial statements in conformity to GAAP (Generally Accepted Accounting Principles), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Plan Terminations:         The Employer may terminate the Plan at any time.
                           Although it has not expressed any intent to do so, the Plan has no definite termination date. In the event of termination of the Plan by the Employer all amounts credited to participants accounts will vest.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


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

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


Notes C - INVESTMENTS (continued)

IV.   Fundamental Investors Fund

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

VII.  Valley Resources, Inc. Employee Stock Fund

      The Valley Resources Employee Stock Fund is not a mutual fund. The Fund is invested primarily in shares of common stock of Valley Resources, Inc. ("Valley Resources Common Stock"). The Fund will also invest a portion of its assets in cash and cash equivalents for liquidity purposes only.

VIII. Enterprise Growth Fund

      The fund's investment objective is to achieve growth of principle by investing predominately in stocks of giant U.S. corporations which are experiencing above average growth of revenues and earnings and are expected to continue to do so in the future. Income is not an objective.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


Notes C - INVESTMENTS (continued)

IX.   Putnam Asset Allocation Fund:  Conservative

      The fund's investment objective is conservative asset allocation with income as the primary objective (approximately 80% bonds and cash equivalents and 20% stocks). This fund invests in a combination of large company U.S. and non-U.S. stocks, U.S. Treasury and corporate bonds, and cash equivalents.

X.    Putnam Asset Allocation Fund:  Balanced

      The fund's investment objective is balanced asset allocation with income and growth of principal as dual objectives (approximately 55% stocks and 45% bonds and cash equivalents). This fund invests in a combination of large company U.S. and non-U.S. stocks, U.S. Treasury and corporate bonds and cash equivalents.

XI.   Putnam Asset Allocation Fund:  Growth

      The fund's investment objective is growth-oriented asset allocation with growth of principal as the primary objective (approximately 80% stocks and 20% bonds and cash equivalents). This fund invests in a combination of large company U.S. and non-U.S. stocks, U.S. Treasury and corporate bonds, and cash equivalents.


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

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997



NOTE C - INVESTMENTS (continued)

      The number of participants in each fund was as follows:



                                                            December 31, 1999
                                                            -----------------

      LaSalle Fund                                                 53
      American Indexed Bond Fund                                   89
      American Balanced Fund                                       85
      Fundamental Investor Fund                                   152
      MFS Fund                                                    157
      Euro-Pacific Growth Fund                                    104
      Valley Resources, Inc. Employee Stock Fund                  157
      Enterprise Growth Fund                                       13
      Putnam Asset Allocation:  Conservative                        2
      Putnam Asset Allocation:  Balanced                            1
      Putnam Asset Allocation:  Growth                              5





                                                            December 31, 1998
                                                            -----------------

      LaSalle Fund                                                 58
      American Indexed Bond Fund                                   97
      American Balanced Fund                                       84
      Fundamental Investor Fund                                   151
      MFS Fund                                                    175
      Euro-Pacific Growth Fund                                    102
      Valley Resources, Inc. Employee Stock Fund                  155




                                                            December 31, 1997
                                                            -----------------

      MainStay Stable Value                                        46
      MainStay Institutional Indexed Bond Fund                     78
      MainStay Institutional Indexed Equity Fund                   38
      MainStay Institutional Value Equity Fund                    152
      Warburg Pincus International Fund                            26
      Valley Resources, Inc. Employee Stock Fund                  134



The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Amounts contributed to the participants' accounts by the Company are taxable to the participants in the year of distribution. Contributions made by participants are deductible for Federal income tax purposes up to specified limits.

          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                           December 31, 1999, 1998 and 1997


NOTE D - ACQUISITION INDEBTEDNESS

The Plan may direct the Trustee to incur acquisition loans to finance the acquisition of Valley Resources, Inc. securities or to repay a prior acquisition loan. If the Plan borrows money, the loan and any related interest shall be paid first from interest and dividends received from unallocated assets and secondly from additional cash contributions from the Company. At December 31, 1999 and 1998, the Plan had outstanding borrowings of $2,712,357, from Valley Resources, Inc. that were used to finance the acquisition of Valley Resources, Inc. securities. These borrowings are directly related to bank-financed line credit held by Valley Resources, Inc. which has been refinanced and is due March 31, 2007. The Plan is responsible for repayment of principal and interest at a fixed rate which is the Cost of Funds Rate plus three quarter percent per annum. Unallocated assets have been pledged as collateral against acquisition indebtedness. The borrowings mature as follows: year end March 31, 1999 through March 31, 2006, $150,000 per year with a final installment March 31, 2007, $1,792,200.

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


NOTE E - NET UNREALIZED APPRECIATION (DEPRECIATION) OF PLAN ASSETS

                                          AMERICAN                                             EURO
                                          INDEXED      AMERICAN   FUNDAMENTAL                 PACIFIC         VRI
                             LASALLE       BOND        BALANCED    INVESTORS      MFS         GROWTH     EMPLOYEE & ER
                              FUND         FUND          FUND        FUND         FUND         FUND       STOCK FUND
                            ------------------------------------------------------------------------------------------
Balance at Jan. 1, 1997    $      0.00  $      0.00  $      0.00  $      0.00  $      0.00  $      0.00  $        0.00
Change for the year 1997          0.00         0.00         0.00         0.00         0.00         0.00     438,632.15
                           -----------  -----------  -----------  -----------  -----------  -----------  -------------

Balance at Dec. 31, 1997          0.00         0.00         0.00         0.00         0.00         0.00     438,632.15
Change for the year 1998          0.00   (13,417.81)   (1,526.69)   16,001.18   339,151.89     7,055.56     364,249.56
                           -----------  -----------  -----------  -----------  -----------  -----------  -------------

Balance at Dec. 31, 1998          0.00   (13,417.81)   (1,526.69)   16,001.18   339,151.89     7,055.56     802,881.71
Change for the year 1999          8.15   (10,789.08)  (17,942.70)   87,558.18   124,449.65   108,238.77   5,748,000.89
                           -----------  -----------  -----------  -----------  -----------  -----------  -------------

Balance at Dec. 31, 1999   $      8.15  $(24,206.89) $(19,469.39) $103,559.36  $463,601.54  $115,294.33  $6,550,882.60
                           ===========  ===========  ===========  ===========  ===========  ===========  =============




                                ESOP      ENTERPRISE     PUTNAM     PUTNAM        PUTNAM
                              SUSPENSE      GROWTH      BALANCED  CONSERVATIVE    GROWTH
                                FUND         FUND         FUND       FUND          FUND          TOTAL
                           -------------------------------------------------------------------------------
Balance at Jan. 1, 1997    $        0.00   $    0.00    $   0.00    $  0.00      $   0.00    $        0.00
Change for the year 1997      156,235.87        0.00        0.00       0.00          0.00       594,868.02
                             -----------   ---------    --------    -------      --------    -------------

Balance at Dec. 31, 1997      156,235.87        0.00        0.00       0.00          0.00       594,868.02
Change for the year 1998      187,800.45        0.00        0.00       0.00          0.00       899,314.14
                           -------------   ---------    --------    -------      --------    -------------

Balance at Dec. 31, 1998      344,036.32        0.00        0.00       0.00          0.00     1,494,182.16
Change for the year 1999    2,030,620.90     (625.84)     (91.27)      0.93       (616.38)    8,068,812.20
                           -------------   ---------    --------    -------      --------    -------------

Balance at Dec. 31, 1999   $2,374,657.22   $ (625.84)   $ (91.27)   $  0.93      $(616.38)   $9,562,994.36
                           =============   =========    ========    =======      ========    =============


          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                        December 31, 1999, 1998 and 1997


NOTE F - NET REALIZED GAIN (LOSS) ON DISPOSITION OF PLAN ASSETS

                                                      YEAR ENDED DECEMBER 31, 1999
                           --------------------------------------------------------------------------------------------------------
                            AMERICAN                                                 EURO
                            INDEXED       AMERICAN    FUNDAMENTAL                   PACIFIC       VRI       ENTERPRISE
                             BOND         BALANCED     INVESTORS       MFS          GROWTH   EMPLOYEE & ER    GROWTH
                             FUND           FUND         FUND          FUND          FUND     STOCK FUND       FUND        TOTAL
                           --------------------------------------------------------------------------------------------------------
Amount Realized            $220,901.60   $28,444.48   $149,089.22  $1,061,858.97  $70,618.73  $380,826.28  $16,185.01  $1,927,924.29
Cost at Carrying Value      232,567.23    29,384.90    132,739.38     864,564.06   58,188.65   351,632.20   15,172.33   1,684,248.75
                           -----------   ----------   -----------  -------------  ----------  -----------  ----------  -------------

Net Realized Gain(Loss)    $(11,665.63)  $  (940.42)  $ 16,349.84  $  197,294.91  $12,430.08  $ 29,194.08  $ 1,012.68  $  243,675.54
                           ===========   ==========   ===========  =============  ==========  ===========  ==========  =============




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
                          ===========  ===========  =============  ===========   ===========    ===========  =============


          Valley Resources, Inc. 401-(k) Employee Stock Ownership Plan

                        December 31, 1999, 1998 and 1997



NOTE G - TAX STATUS OF PLAN

The Internal Revenue Service has determined and informed the Company by a letter dated July 28, 1998 and management believes that the Plan and related trust are currently designed and being operated in accordance with applicable sections of the Internal Revenue Code.

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


                                     VALLEY RESOURCES 401-(k) EMPLOYEE STOCK
                                     OWNERSHIP PLAN



                                     S/S. PARTRIDGE
                                     -----------------------------------------
                                     S. Partridge
                                     Vice President, Chief Financial Officer,
                                     Secretary and Treasurer





June 27, 2000

                                                                    Exhibit 24d
                                                                    -----------







               Consent of Independent Certified Public Accountants
               ---------------------------------------------------


     We have issued our report dated June 9, 2000, accompanying the financial statements of Valley Resources, Inc. 401(k)Employee Stock Ownership Plan contained in the Annual Report on Form 11-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said report in the Valley Resources, Inc. 401(k) Employee Stock Ownership Plan Registration Statement on Form S-8/S-3 (File No. 33-19259).


                                                  S/Grant Thornton LLP
                                                  -----------------------------
                                                        GRANT THORNTON LLP





Boston, Massachusetts
June 26, 2000