Form 10-Q
period 2000-05-31
VALLEY RESOURCES INC /RI/
filed 2000-07-14
CIK 102710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 1OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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
                                                             Yes  X    No
                                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                  Outstanding at
                  Class of Common Stock            May 31, 2000
                  ---------------------           --------------

                      $1 Par Value                   4,987,607

                             VALLEY RESOURCES, INC.


                                    FORM 10-Q

                                  MAY 31, 2000

                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

PART    I:    FINANCIAL INFORMATION

Item    1.    Financial Statements

              Consolidated Condensed Statements of Earnings--for
              the three- and nine-months ended May 31, 2000 and
              May 31, 1999...................................................  3

              Consolidated Condensed Balance Sheets--May 31,
              2000 and August 31, 1999...................................  4 & 5

              Consolidated Condensed Statements of Cash Flows--for
              the nine-months ended May 31, 2000 and May 31, 1999............  6

              Notes to Consolidated Condensed Financial Statements...........  7

Item    2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  8


PART   II:    OTHER INFORMATION

Item    4.    Submission of Matters to a Vote of Security Holders............ 13

Item    6.    Exhibits and Reports on Form 8-K............................... 13

                          PART I: FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings
(Unaudited)

                                              3 Months Ended               9 Months Ended
                                              --------------               --------------
                                          May 31,         May 31,      May 31,        May 31,
                                           2000            1999         2000           1999
                                          -------         -------      -------        -------
                                           (in thousands except share and per share numbers)
Operating Revenues:
   Utility Gas Revenues                 $   18,989     $   18,303    $   55,961     $   51,471
   Nonutility Revenues                       6,806          5,278        19,077         16,581
                                        ----------     ----------    ----------     ----------
       Total                                25,795         23,581        75,038         68,052
                                        ----------     ----------    ----------     ----------

Operating Expenses:
   Cost of Gas Sold                          9,913          9,332        30,704         27,200
   Cost of Sales - Nonutility                4,421          3,587        12,929         10,996
   Operations                                4,267          4,326        13,401         13,429
   Maintenance                                 467            437         1,384          1,274
   Depreciation and Amortization               914            854         2,741          2,563
   Taxes - Other Than Federal Income         1,165          1,149         3,491          3,344
         - Federal Income                    1,271            926         2,693          2,252
                                        ----------     ----------    ----------     ----------
         Total                              22,418         20,611        67,343         61,058
                                        ----------     ----------    ----------     ----------
   Operating Income                          3,377          2,970         7,695          6,994
   Other Income - Net of Tax                    89             53           268            203
   Merger-related (Expenses)                   (90)            -0-         (494)            -0-
                                        ----------     ----------    ----------     ----------
Total Income                                 3,376          3,023         7,469          7,197
                                        ----------     ----------    ----------     ----------
Interest Charges:
   Long-Term Debt                              567            588         1,707          1,818
   Other                                       178            115           590            403
                                        ----------     ----------    ----------     ----------
       Total                                   745            703         2,297          2,221
                                        ----------     ----------    ----------     ----------
Net Income                              $    2,631     $    2,320    $    5,172     $    4,976
                                        ==========     ==========    ==========     ==========
Average Number of Common
  Shares Outstanding                     4,985,111      4,975,467     4,983,720      4,978,924

Basic & Diluted Earnings Per Average
  Common Share Outstanding                   $0.53          $0.47         $1.04          $1.00

Dividends Declared on Common Stock         $0.1875        $0.1875       $0.5625        $0.5625



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                          (Unaudited)
                                                            May 31,    Aug. 31,
                                                             2000        1999
                                                            -------    --------
                                                              (in thousands)
ASSETS
Utility Plant - Net                                        $ 53,081    $ 52,334
                                                           --------    --------
Leased Property - Net                                           994       1,556
                                                           --------    --------
Nonutility Property-Net                                       4,247       4,163
                                                           --------    --------
Other Investments                                             1,674       1,740
                                                           --------    --------
Current Assets:
   Cash                                                         644         750
   Accounts Receivable - Net                                 13,247       9,817
   Deferred Unbilled Gas Costs                                  506         432
   Fuel and Other Inventories (Note 3)                        3,307       5,959
   Prepayments                                                1,042       1,511
   Common Stock held for Dividend Reinvestment-amounting
     to 5,421 and 10,116 shares, respectively (Note 4)          124         143
                                                           --------    --------
           Total                                             18,870      18,612
                                                           --------    --------
Deferred Debits:
   Recoverable Vacations Accrued                                848         611
   Unamortized Debt Discount and Expense                      1,592       1,643
   Prepaid Pensions                                          11,709      10,388
   Recoverable Deferred FIT                                   5,950       6,062
   Recoverable Transition Obligation                             11          11
   Other                                                      3,709       3,103
                                                           --------    --------
           Total                                             23,819      21,818
                                                           --------    --------
                                                           $102,685    $100,223
                                                           ========    ========



The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                    (Unaudited)
                                                      May 31,         Aug. 31,
                                                       2000             1999
                                                      -------         --------
                                                          (in thousands)
CAPITALIZATION & LIABILITIES
Capitalization:
   Common Stock                                      $  4,993        $  4,993
   Paid In Capital                                     24,758          24,756
   Retained Earnings                                   11,021           8,650
   Less: Accounts Receivable from ESOP                 (2,447)         (2,594)
                                                     --------        --------
           Total Common Stock Equity                   38,325          35,805
                                                     --------        --------
Long-Term Debt (Less Current Maturities):
   8% First Mortgage Bonds, Series Due 2022            19,899          20,029
   7.7% Debentures, Due 2027                            6,935           7,000
   Notes Payable                                        2,297           2,444
                                                     --------        --------
           Total Long-Term Debt                        29,131          29,473
                                                     --------        --------
                  Total Capitalization                 67,456          65,278
                                                     --------        --------
Revolving Credit Arrangement                            2,400           2,400
                                                     --------        --------
Obligation Under Capital Lease                            552             775
                                                     --------        --------
Current Liabilities:
   Current Maturities of Long-Term Debt                   150             150
   Obligation Under Capital Lease                         442             781
   Notes Payable                                        4,400           4,800
   Accounts Payable                                     4,088           5,386
   Security Deposits & Refund Obligations                 988             968
   Taxes Accrued                                        1,852             609
   Deferred Fuel Costs                                    705             427
   Accrued Interest                                       988             761
   Other                                                  879             716
                                                     --------        --------
           Total                                       14,492          14,598
                                                     --------        --------
Commitment and Contingencies
Deferred Credits                                        4,514           4,304
                                                     --------        --------
Deferred Federal Income Taxes                          13,271          12,868
                                                     --------        --------
                                                     $102,685        $100,223
                                                     ========        ========


The accompanying Notes are an integral part of these statements.

VALLEY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                    For the 9 Months
                                                                         Ended
                                                                   ------------------
                                                                   May 31,    May 31,
                                                                    2000       1999
                                                                   -------    -------
                                                                    (in thousands)
Cash Flows from Operating Activities:
   Net Income                                                     $ 5,172    $ 4,976
   Adjustments to Reconcile Net Income to Net Cash used in
   Operating Activities:
     Depreciation and Amortization                                  2,741      2,563
     Provision for Uncollectibles                                     934        937
     Deferred Federal Income Taxes                                    402        183
     Amortization of ITC                                              (36)       (36)
   Change in Assets and Liabilities:
     Accounts Receivable                                           (4,306)    (3,743)
     Deferred Fuel Costs                                              278      2,086
     Unbilled Gas Costs                                               (74)       (87)
     Fuel and Other Inventories                                     2,652      1,194
     Other Current Assets                                            (832)      (527)
     Accounts Payable, Accrued Expenses and Current Liabilities       (93)     2,251
     Other - Net                                                      106         40
                                                                  -------    -------
           Net Cash Provided by Operating Activities                6,944      9,837
                                                                  -------    -------
Cash Flows from Investing Activities:
     Utility Capital Expenditures                                  (3,017)    (2,624)
     Nonutility Capital Expenditures                                 (557)      (512)
     Other Investments                                                 67        (31)
                                                                  -------    -------
           Net Cash Used by Investing Activities                   (3,507)    (3,167)
                                                                  -------    -------
Cash Flows from Financing Activities:
     Dividends Paid                                                (2,802)    (2,790)
     Capital Stock Transactions                                         1        (70)
     Retirement of Long-Term Debt                                    (342)    (2,262)
     Decrease in Notes Payable                                       (400)    (1,400)
                                                                  -------    -------
           Net Cash Used by Financing Activities                   (3,543)    (6,522)
                                                                  -------    -------
   Net (Decrease) Increase in Cash                                   (106)       148
   Cash - Beginning                                                   750        813
                                                                  -------    -------
   Cash - Ending                                                  $   644    $   961
                                                                  =======    =======
Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
     Interest                                                     $ 2,069    $ 2,026
                                                                  =======    =======
     Federal Income Taxes                                         $ 1,325    $   750
                                                                  =======    =======
   Capital Lease Obligations Incurred                             $    -0-   $    30
                                                                  =======    =======


The accompanying Notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1
------

     In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals and matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary to present fairly the financial position at May 31, 2000, the results of operations for the three- and nine-months ended May 31, 2000 and May 31,1999 and Statement of Cash Flows for the nine-months ended May 31, 2000 and May 31, 1999.

     The results of operations for the three- and nine-month periods ended May 31, 2000 and May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2
------

     The Corporation computes basic and diluted earnings per average common share in accordance with SFAS 128, based on the weighted average number of shares outstanding during the period.

                                                  (Unaudited)                   (Unaudited)
                                                3 Months Ended                9 Months Ended
                                           ------------------------      ------------------------
                                             May 31,       May 31,         May 31,       May 31,
                                              2000          1999            2000          1999
                                           ----------    ----------      ----------    ----------

Net Income                                 $2,631,050    $2,320,303      $5,172,139    $4,975,811
Weighted average shares outstanding         4,985,111     4,975,467       4,983,720     4,978,924
Basic and diluted earnings per share            $0.53         $0.47           $1.04         $1.00


Note 3
------

Inventories - Fuel and Other Inventories:
                     (in Thousands)

                                                    (Unaudited)
                                                      May 31,     August 31,
                                                       2000          1999
                                                      -------     ----------
       Fuels (at average cost)                        $  546        $3,462
       Merchandise and Other (at average cost)         1,247         1,234
       Merchandise (at LIFO)                           1,514         1,263
                                                      ------        ------
                                                      $3,307        $5,959
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

                                 PART I - ITEM 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

OVERVIEW

     The discussion and analysis that follows reflect the operations of the Corporation and its six active "subsidiaries": Valley Gas Company and Bristol & Warren Gas Company (collectively the "Utilities"), regulated natural gas distribution companies; Valley Appliance and Merchandising Company ("VAMCO"), a merchandising, appliance rental, and service company; Valley Propane, Inc. ("Valley Propane"), a propane sales and service company; Morris Merchants, Inc. ("Morris Merchants") (d/b/a the Walter F. Morris Company), a representative distributor of franchised lines; and Alternate Energy Corporation ("AEC"), which sells, designs and installs natural gas refueling facilities, natural gas conversion systems and energy use control devises.

Results of Operations
---------------------

For the three months ended May 31, 2000 compared to the three months ended May 31, 1999

     The consolidated net income of Valley Resources for the third quarter of fiscal 2000 was $2,631,000 or $0.53 per share compared to net income of $2,320,300 or $0.47 per share for the year earlier third quarter. Net income from utility operations totaled $2,042,700 as compared to $2,135,800 in the fiscal 1999 third quarter. Increased interest charges was primarily responsible for the decline in utility earnings. Nonutility operations contributed $588,300 to consolidated net income in the third quarter of fiscal 2000 as compared to $184,500 in the prior year's third quarter. The increase in nonutility operations were primarily attributable to the earnings generated from VAMCO's completion of commercial and institutional projects and the Corporation's weather insurance product.

Utility Gas Operations
----------------------

     Utility gas revenues and volumes in Mcf's (thousand cubic feet) for the third quarters of fiscal 2000 and fiscal 1999 were as follows:

                                            Revenues                              Volumes (Mcf's)
                                            --------                              ---------------
                                      2000             1999                     2000             1999
                                      ----             ----                     ----             ----

Base Firm Sales Service             $16,535,500      $16,792,900             2,275,800         2,326,400
Base Firm Transportation                142,700          173,700               140,100           143,100
                                    -----------      -----------             ---------         ---------
   Base Firm Gas Sales               16,678,200       16,966,600             2,415,900         2,469,500

Interruptible Service                 1,244,500          581,200             1,445,900         1,096,300
PGPA Revenues                           988,400          662,000                  ----              ----
Other Revenues                           77,300           92,900                  ----              ----
                                    -----------      -----------             ---------         ---------
   Total Utility Gas Revenues       $18,988,400      $18,302,700             3,861,800         3,565,800
                                    -----------      -----------             ---------         ---------


     Base firm sales service and transportation are sales to utility customers under regulated tariff schedules. Base firm gas sales revenues and volumes decreased as a result of warmer weather in the third quarter of fiscal 2000. Weather during this period was 4.2 percent warmer than the comparable period in the prior year and 9 percent warmer than a normal year.

     Interruptible service, seasonal and dual-fuel, is provided on both a bundled sales basis as well as a transportation only service. Revenues from interruptible customers are benchmarked to competitive fuel prices and gas supply availability. Interruptible sales service revenues increased $542,900 over the year-earlier quarter level.

Interruptible gas sales improved during the third fiscal quarter as a result of the cost of competitive fuel pricing and increased demand for natural gas. The margin on interruptible bundled sales is passed through to firm customers through the PGPA (Purchased Gas Price Adjustment) and has no impact on operating income.

     Cost of gas sold increased 6.2 percent over the prior year period primarily as a result of increased wholesale natural gas prices. The average cost per Mcf of gas distributed was $4.11 during the third fiscal quarter of 2000 as compared to $3.61 during the third quarter of fiscal 1999.

     Other operating expenses remained flat when compared to the prior year period.

     For the three months ended May 31, 2000, interest expense increased 13.6 percent over the prior year as a result of increased short-term borrowings and higher interest rates.

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

Contract Sales
--------------

     Contract revenues totaled $3,798,600, an increase of 5 percent over the prior year period. A slight increase in unit pricing was responsible for the revenue increase.

     Cost of sales - nonutility increased 6.9 percent over fiscal 1999 third quarter levels as a direct result of the unit price increases mentioned above.

     Other operating expenses remained flat during the quarter when compared with the prior year period.

All Other Operations
--------------------

     Nonutility revenues associated with this business segment totaled $3,007,400 for the three months ended May 31, 2000, as compared with $1,659,600 during the third quarter in fiscal 1999. The completion of VAMCO's commercial and institutional projects and the revenues related to the weather insurance product were primarily responsible for the increase over the prior year period. Warmer than normal weather during the period was primarily responsible for the weather insurance product payout. Propane revenues increased during the third quarter of fiscal 2000 as a result of increased retail pricing when compared to the prior year period. However, propane gross profit margins declined, despite a slight increase in propane gallons sold, due to competitive pricing of its sales and fixed price contracts. AEC revenues increased slightly over the prior year as a result of projects completed during the quarter.

     Cost of sales - nonutility for VAMCO, AEC and propane operations were $1,322,200 as compared to $688,900 for the prior year period. This increase was the direct result of the increased VAMCO sales and propane sales mentioned above.

     Other operating expenses totaled $606,900, a 3.2 percent increase over the third fiscal quarter of 1999. An increase in normal wage and commission expenses was responsible for the increase.

Merger-Related Expenses
-----------------------

     The Corporation incurred merger-related expenses comprised of legal, regulatory, and shareholder expenses during the third quarter of fiscal 2000. See "Valley Resources Inc./Southern Union Company Merger" below for further details.

For the nine months ended May 31, 2000 compared to the nine months ended May 31, 1999

     For the nine months ended May 31, 2000, the consolidated net income for Valley Resources was $5,172,100 or $1.04 per share compared to net income of $4,975,800 or $1.00 per share for the comparable period in the prior fiscal year. The utility operations provided net income of $4,542,900 compared to $4,189,600 in the comparable period in the prior fiscal year. Nonutility operations contributed $629,200 to consolidated net income for the nine month period of fiscal 2000 compared to $786,200 in the prior year's nine month period. Net income for the nine months ended May 31, 2000 was positively impacted by increased firm natural gas sales and the payment received from the weather insurance product, offset by merger-related expenses of $494,000.

Utility Gas Operations
----------------------

     Utility gas revenues and volumes for the nine months of fiscal 2000 and fiscal 1999 were as follows:

                                               Revenues                           Volumes (Mcf's)
                                               --------                           ---------------
                                      2000                1999                  2000             1999
                                      ----                ----                  ----             ----

Base Firm Sales Service             $49,006,600        $47,134,200           6,780,600         6,523,100
Base Firm Transportation                485,500            509,600             425,300           428,900
                                    -----------        -----------           ---------         ---------
   Base Firm Gas Sales               49,492,100         47,643,800           7,205,900         6,952,000

Interruptible Service                 2,899,900          1,637,900           4,007,400         3,684,400
PGPA Revenues                         3,413,100          1,871,400                ----              ----
Other Revenues                          156,100            318,300                ----              ----
                                    -----------        -----------          ----------        ----------
   Total Utility Gas Revenues       $55,961,200        $51,471,400          11,213,300        10,636,400
                                    -----------        -----------          ----------        ----------

     Base firm gas sales revenues and volumes, sold through regulated tariffs, increased for the nine month period of fiscal 2000 primarily as a result of weather, which was one percent colder than the prior year period although 7.5 percent warmer than normal.

     Increased demand and the availability of natural gas for customers with alternate fuel capabilities produced a 23.5 percent increase in interruptible Mcf's sold in the fiscal 2000 period as compared to the fiscal 1999 period. Sales to interruptible customers are dependent upon the availability of natural gas and the price of alternate fuels. Margins earned from interruptible bundled sales are returned to firm customers through the PGPA and do not impact the profitability of the Corporation.

     Cost of natural gas sold increased 12.9 percent over the prior year period as a result of increased natural gas demand and higher wholesale natural gas prices. The average cost per Mcf of natural gas distributed was $4.04 for the nine months ended May 31, 2000 as compared to $3.52 during the nine months ended May 31, 1999.

     Other operating expenses declined 3.1 percent from the prior year nine month period, primarily due to decreased expenses relating to funding of post-retirement benefits and general operating expenses, offset slightly by increased overtime labor resulting from the colder weather during the critical heating period.

     Interest expense increased 12.6 percent over the prior year's nine month period stemming from increased short-term borrowings and higher interest rates.

Contract Sales
--------------

     Contract revenues totaled $11,224,300 for the nine months ended May 31, 2000, a one percent decline from the prior year's nine month period. A decline in unit sales and customers building inventory at the end of fiscal 1999 accounted for the revenue decline.

     Cost of sales - nonutility declined less than one percent when compared with the prior fiscal year nine month period. The decline was the direct result of lower unit sales as mentioned above.

     Other operating expenses increased 1.8 percent when compared with the prior fiscal year's comparable nine month period. Normal wage and benefit increases were responsible for the increase.

All Other Operations
--------------------

     The nonutility revenues for this business segment for the nine months ended May 31, 2000 totaled $7,852,100, as compared to $5,240,700 in the fiscal 1999 corresponding period. Retail and commercial sales and installations and AEC sales were primarily responsible for the increase over the prior fiscal year period. Propane revenues also impacted the nine month period as a result of higher retail pricing.

     Residential retail sales of home heating equipment and installations, retail commercial and institutional sales and AEC's sale of its first natural gas fuel cell positively impacted nonutility revenues. Propane revenues increased due to the slightly colder weather in this past winter period and increased product pricing, which is being passed on to customers. Propane gross profit margins declined slightly, despite an increase in propane gallons sold, due to the competitive pricing of its sales and fixed price contracts. The nonutility revenues relating to the weather insurance product increased slightly over the prior fiscal year period, as mentioned above.

     Cost of sales - nonutility for retail, AEC and propane operations were $3,909,700 for the nine month period in fiscal 2000 as compared to $1,905,500 for the corresponding period of the prior fiscal year. This increase was the direct result of the increased retail, commercial, propane and AEC sales mentioned above.

     Other operating expenses totaled $2,106,400, an increase of $241,400 over the prior year's nine month fiscal period. Other operation expenses increased over the prior fiscal year period due to normal wage and benefit increases. Labor and servicing of customer equipment for the service contract and rental programs also increased when compared to the prior fiscal year.

Merger-Related Expenses
-----------------------

     The Corporation incurred merger-related expenses comprised of legal, regulatory, shareholder and investment banking fees, incurred in the first three quarters of fiscal 2000. See "Valley Resources Inc./Southern Union Company Merger" below for further details.

Liquidity and Capital Resources
-------------------------------

     During the third quarter of fiscal 2000 the liquidity position of the Corporation improved over the second quarter as a result of the collection of accounts receivable, the receipt of the payment for the weather insurance product and the timing of tax payments. Management believes its available financing arrangements are sufficient to meet cash requirements for the foreseeable future. The funds available under lines of credit at May 31, 2000 were $24,600,000 and there were $4,400,000 of short-term borrowings outstanding.

     Cash flows were favorably impacted during the third quarter of fiscal 2000 due to the collection of accounts receivable from winter heating sales. Utility sales during the quarter were less than anticipated due to the warmer than normal weather, thus negatively impacting liquidity.

     Construction expenditures increased, as planned, during the third quarter of fiscal 2000, due to more favorable weather, thereby adversely affecting liquidity.

     The liquidity position of the Corporation will be seasonally affected during the fourth quarter when revenues decline as a result of the lack of heat-sensitive sales in the utility companies. Unprecedented increases in natural gas pricing will negatively impact liquidity. Also, planned cash expenditures on the construction program will increase during the fourth fiscal quarter and will also negatively impact cash flow.

     In the first quarter of fiscal 2000, the Corporation purchased a weather insurance product which applied to the winter heating season from November 1999 through March 2000. This product provided insurance against unfavorable shifts in weather conditions. The insurance coverage pays the Corporation cash when degree days for the measurement period fall outside a predetermined variance. The policy acts like a "collar" in that payments are due the insurer when weather conditions positively impact revenues above a predetermined limit. The measurement period occurs at the expiration of the policy. The Corporation received a payment from the policy during the third fiscal quarter, as a result of warm weather during the insurance period, thereby favorably impacting liquidity.

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

     On June 13, 2000 shareholders approved the Agreement of Merger between Southern Union Company and Valley Resources, Inc. This transaction has received the required approval by the Rhode Island Legislature and regulators in Missouri and Pennsylvania where Southern Union currently has operations. Approval remains to be obtained from regulators in Rhode Island and is also pending in Florida regarding Southern Union's financing plans relating to the merger. A closing of the merger is currently expected to occur in September 2000.


Forward Looking Statements; Risk and Uncertainties
--------------------------------------------------

     Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to: variations in weather, changes in the regulatory environment, fluctuations and uncertainty in natural gas commodity pricing, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Corporation. This provides only an example of some of the risks, uncertainties and assumptions that may affect forward-looking statements. If any of these risks or uncertainties materialize or fail to materialize, as applicable, or if the underlying assumptions prove incorrect, actual results may differ materially from those projected in the forward-looking statements.

                           PART II: OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of  Security Holders

     A Special Meeting of Stockholders of Valley Resources, Inc. was held on June 13, 2000, for the purpose of approving and adopting the Agreement of Merger between Southern Union Company and Valley Resources, Inc. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

                                                           Shares               Shares                   Shares
                                                           Voted                Voted                    Voted           Broker
                                                           "For"              "Against"               "Abstained"      "Non-Votes"
                                                           -----              ---------               -----------      -----------
       Agreement of Merger between Southern
         Union and Valley Resources, Inc.                 3,482,093            161,069                  54,724           None


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

                                        VALLEY RESOURCES, INC. AND SUBSIDIARIES


                                                   S/S. Partridge
                                        ----------------------------------------
                                                    S. Partridge
                                        Vice President, Chief Financial Officer,
                                           Secretary and Treasurer


July 14,  2000